Form 10-Q
period 2014-06-30
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2014-09-08
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-194162 (1933 Act)

United Development Funding Income Fund V

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-3890365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Municipal Way, Suite 100, Grapevine, Texas 76051

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (214) 370-8960

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on September 1, 2014 was 10,000.

UNITED DEVELOPMENT FUNDING INCOME FUND V

FORM 10-Q

Quarter Ended June 30, 2014

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED DEVELOPMENT FUNDING INCOME FUND V

BALANCE SHEETS

	June 30,
	2014	December 31,
	(Unaudited)	2013
Assets:
Cash and cash equivalents	$199,931	$199,966
Deferred offering costs	3,786,109	1,992,935

Total assets	$3,986,040	$2,192,901

Liabilities:
Accrued liabilities	$-	$14,800
Accrued liabilities – related parties	3,786,359	1,978,135

Total liabilities	$3,786,359	$1,992,935

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $.01 par value;
400,000,000 shares authorized; 10,000 issued and outstanding	100	100
Additional paid-in capital	199,900	199,900
Accumulated deficit	(319)	(34)
Total shareholders’ equity	199,681	199,966

Total liabilities and shareholders’ equity	$3,986,040	$2,192,901

See accompanying notes to financial statements (unaudited).

3

UNITED DEVELOPMENT FUNDING INCOME FUND V

STATEMENTS OF OPERATIONS

	Three Months
	Ended June 30,	Six Months Ended
	2014	June 30, 2014
	(Unaudited)	(Unaudited)

Revenues:
Interest income	$-	$-
Total revenues	-	-

Expenses:
General and administrative	277	285
Total expenses	277	285

Net loss	$(277)	$(285)

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

STATEMENT OF CASH FLOWS

Six Months
Ended June 30,
2014 (Unaudited)
Operating Activities
Net loss	$(285)
Net cash used in operating activities	(285)

Financing Activities
Deferred offering costs	(1,793,174)
Accrued liabilities	(14,800)
Accrued liabilities – related parties	1,808,224
Net cash provided by financing activities	250

Net decrease in cash and cash equivalents	(35)
Cash and cash equivalents at beginning of period	199,966

Cash and cash equivalents at end of period	$199,931

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

A.  Nature of Business

United Development Funding Income Fund V (the “Trust”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P. (“UDFH GS”), a Delaware limited partnership and the affiliated sub-advisor of the Trust (“Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At June 30, 2014, UDF V OP had no assets, liabilities or equity. The Trust filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Registration Statement”) with respect to a public offering (the “Offering”) of 50,657,895 common shares of beneficial interest. On July 25, 2014, the Registration Statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

A maximum of 37,500,000 shares may be sold to the public pursuant to the primary offering portion of the Offering. In addition, the Trust has registered an additional 13,157,895 shares that are available only to shareholders who elect to participate in the Trust’s distribution reinvestment plan (“DRIP”) under which the Trust’s shareholders may elect to have their distributions reinvested in additional common shares of beneficial interest of the Trust at $19.00 per share, which is 95% of the primary offering price. The Trust reserves the right to reallocate the shares being offered between the primary offering portion of the Offering and the DRIP.

The Trust intends to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition and/or development of parcels of real property as single-family residential lots. The Trust also intends to make direct investments in land for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors.

The Trust’s external advisor is American Realty Capital Residential Advisors, LLC (“ARCR Advisors” or “Advisor”). The Trust’s Advisor will be responsible for coordinating the management of the Trust’s day-to-day operations and for identifying and making investments on the Trust’s behalf, subject to the supervision of the Trust’s board of trustees. Subject to the terms of an advisory agreement among the Trust, UDF V OP and the Advisor, the Trust’s Advisor has delegated its duties, including selecting and negotiating investments and seeking and procuring financing, to UDFH GS, the Trust’s Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, the Trust’s Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Advisor and Sub-Advisor may collectively be referred to as “Advisor Entities.”

The Trust’s Sub-Advisor, acting on behalf of the Trust’s Advisor, has engaged its affiliate, UDFH LD, to provide asset management services including selecting and negotiating the terms of the Trust’s secured loans and other real estate investments. The asset manager oversees the investment and finance activities of the Trust and, along with the Trust’s Advisor and Sub-Advisor, will provide the Trust’s board of trustees recommendations regarding the Trust’s investments and finance transactions, management, policies and guidelines, and will review investment transaction structures and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust has not begun its principal operations as of June 30, 2014. The Trust has no employees. The Trust’s offices are located in Grapevine, Texas.

B.  Summary of Significant Accounting Policies

A summary of the Trust’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and cash equivalents

The Trust considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2014 and December 31, 2013, there were no such amounts included in cash and cash equivalents.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as share issuance costs in shareholders’ equity. Certain offering costs are currently being paid by the Advisor Entities. As discussed in Note D, these costs will be reimbursed to the Advisor Entities by the Trust.

Income Taxes

The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2014, or the first year in which the Trust commences material operations. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, the Trust calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accrued liabilities and accrued liabilities – related party approximate the carrying amounts due to the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

C.  Shareholders’ Equity

On October 1, 2013, the Trust filed its Declaration of Trust which authorizes the Trust to issue up to 400,000,000 shares of beneficial interest. In connection with the Trust’s formation, UDFH and ARCR Advisors acquired an aggregate of 10,000 of the Trust’s common shares of beneficial interest, which represents all of the Trust’s outstanding shares, for an aggregate purchase price of $200,000. UDFH LD also owns nine limited partnership units of UDF V OP, the Trust’s operating partnership, for which it has contributed $0.90 and which constitutes 0.1% of the partnership units outstanding. The Trust is the sole general partner and owner of a 99.9% partnership interest in UDF V OP. UDFH and ARCR Advisors may not sell any of these securities during the period ARCR Advisors serves as the Trust’s Advisor, except for transfer of such securities to their affiliates. In addition, any resale of these securities and the resale of any such securities that may be acquired by the Trust’s affiliates are subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, which rule limits the number of shares that may be sold at any one time and the manner of such resale. Although UDFH and ARCR Advisors and their affiliates are not prohibited from acquiring additional shares, they have no options or warrants to acquire any additional shares and have no current plans to acquire additional shares. UDFH and ARCR Advisors have agreed to abstain from voting any shares they now own or hereafter acquire in any vote regarding the approval or termination of any contract or transaction with the Advisor Entities or any of their affiliates.

D.  Deferred Offering Costs

Various parties will receive compensation as a result of the Offering, including the Advisor Entities, affiliates of the Advisor Entities, the dealer manager and participating broker-dealers. The Advisor Entities fund organization and offering costs on the Trust’s behalf and will be paid by the Trust for such costs in an amount up to 2% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly. Payments to the dealer manager will include selling commissions (7% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3% of gross offering proceeds, except that no dealer manager fees will be paid with respect to sales under the DRIP). The dealer manager will reallow all selling commissions, subject to federal and state securities laws, to the participating broker-dealers who sold the Trust’s common shares. The dealer manager, in its sole discretion, may reallow all or a portion of the dealer manager fee attributable to the Trust’s common shares, subject to federal and state securities laws, sold by soliciting dealers participating in the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. The total amount of all items of compensation from any source payable to the dealer manager or the participating broker-dealers will not exceed an amount that equals 10% of the gross offering proceeds (excluding shares purchased through the DRIP). If the participating broker-dealer receives a 7.5% selling commission, then the dealer manager will receive a 2.5% dealer manager fee.

E.  Operational Compensation

The Advisor Entities or their affiliates will receive acquisition and origination fees and expenses of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses) in connection with the origination, making or investing in secured loans or the purchase, development or construction of a real estate asset.

The Advisor will receive advisory fees of 1.5% per annum of the aggregate book value of the Trust’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. The Advisor will reallow 70% of the advisory fees paid to the Advisor to the Sub-Advisor.

The Advisor Entities will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor Entities have provided a substantial amount of services as determined by the Trust’s independent trustees. On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the amount made available to the Trust will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a pro-rated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

The Trust’s asset manager will receive 0.25% of the aggregate outstanding loan balances held by the Trust, which will be payable monthly in an amount equal to one-twelfth of 0.25% of the Trust’s aggregate outstanding loan balances as of the last day of the immediately preceding month.

The Trust will reimburse the expenses incurred by the Advisor Entities in connection with their provision of services to the Trust, including the Trust’s allocable share of the Advisor Entities’ overhead, such as rent, personnel costs, utilities and IT costs. The Trust will not reimburse the Advisor Entities for personnel costs in connection with services for which the Advisor Entities or its affiliates receive other fees.

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds the sum of the total amount of capital raised from (and returned to) investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% per annum cumulative, non-compounded return on invested capital to investors. The fee will be paid annually in arrears and upon termination of the advisory agreement. If the fee is being paid upon termination of the advisory agreement, then such fee will be appropriately pro-rated for a partial year and calculated based upon the Trust’s net income and aggregate capital contributions for such partial year. The Trust’s Advisor will reallow 70% of the subordinated incentive fee paid to the Advisor directly to the Sub-Advisor.

F.  Disposition/Liquidation Compensation

Upon placement of securitized loan pool interests, the Advisor Entities will be paid a fee equal to 1% of the par amount of the securities sold, provided the Advisor Entities have provided a substantial amount of services as determined by the independent trustees.

For substantial assistance in connection with the sale of properties, the Advisor Entities will be paid the lesser of one-half of the reasonable and customary real estate or brokerage commission or 2% of the contract sales price of each property sold; provided, however, that in no event may the disposition fees paid to the Advisor Entities, their affiliates and unaffiliated third parties exceed 6% of the contract sales price. The Trust’s independent trustees will determine whether the Advisor Entities or their affiliates have provided substantial assistance to the Trust in connection with the sale of a property. Substantial assistance in connection with the sale of a property includes the Advisor Entities’ preparation of an investment package for the property (including a new investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor Entities in connection with a sale.

Upon listing the Trust’s common shares on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% annual cumulative, non-compounded return on invested capital to investors. The Advisor will reallow 70% of the subordinated incentive listing fee paid to the Advisor directly to the Sub-Advisor.

G.  Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against the Trust.

H.  Economic Dependency

Under various agreements, the Trust has engaged or will engage the Advisor Entities and their affiliates to provide certain services that are essential to the Trust, including asset management services, asset acquisition and disposition decisions, the sale of the Trust’s common shares of beneficial interest available for issue, as well as other administrative responsibilities for the Trust. As a result of these relationships, the Trust is dependent upon the Advisor Entities and their affiliates. In the event that these entities were unable to provide the Trust with the respective services, the Trust would be required to find alternative providers of these services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us, our financial condition, amounts of anticipated cash distributions to common shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this quarterly report on Form 10-Q include the following:

•	our ability to effectively deploy the proceeds raised in this Offering;

•	the ability to raise significant capital on our behalf;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to GAAP.

The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus, as supplemented, relating to the Offering, as filed with the Securities and Exchange Commission.

Overview

The Trust is a Maryland real estate investment trust formed on October 1, 2013 primarily to generate current interest income by investing in secured loans and producing profits from investments in residential real estate. The Trust also intends to make direct investments in land for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors.

The Trust intends to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2014, or the first year in which we commence material operations. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income.

The Trust intends to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition and/or development of parcels of real property as single-family residential lots. The Trust also intends to make direct investments in land for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors.

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering a public offering of up to 37,500,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our DRIP for $19 per share. Therefore, an aggregate of $1 billion of our common shares of beneficial interest are being offered pursuant to the Registration Statement. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering portion of the Offering and the DRIP. We have not commenced active operations as we have not satisfied the minimum offering of 100,000 common shares of beneficial interest for gross proceeds of $2 million in connection with the Offering as of June 30, 2014.

We will experience a relative increase in liquidity as additional subscriptions for common shares of beneficial interest are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination or purchase in secured loans or other investments, as well as the payment of selling commissions and other organizational and offering expenses.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Results of Operations

As of the date of this report, no significant operations have commenced, as we will not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and debt markets generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from real estate-related investments, other than those referred to in this Quarterly Report and our Registration Statement.

Cash Flow Analysis

As of the date of this report, no significant operations have commenced, as we will not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. Our principal demands for funds will be for real estate-related investments, for the payment of operating expenses, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for investments from the net proceeds of the Offering and from financings.

Liquidity and Capital Resources

We have not commenced active operations as we have not satisfied the minimum offering of 100,000 common shares of beneficial interest for gross proceeds of $2 million in connection with the Offering as of June 30, 2014. Upon our satisfaction of the minimum offering and the acceptance of our initial subscriptions for common shares, we will experience a relative increase in liquidity as subscriptions for common shares are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination or purchase of secured loans or other investments, as well as the payment of reimbursement of selling commissions and other organizational and offering expenses.

There may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. We expect to have little, if any, cash flow from operations available for distribution until we make investments and will commence monthly distributions when we begin to receive interest and investment income. However, we have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our declaration of trust provides otherwise, senior liquidation preferences, if any. It is likely that we will use offering proceeds to fund a majority of our distributions until such time, if any, that we have invested in a substantial portfolio of income producing assets. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We will use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering of our shares and invested a majority of the net proceeds from such offerings.

We will utilize leverage at both the asset level and the entity level. Although we may acquire investments free and clear of indebtedness, we will encumber investments using land acquisition, development, home and lot indebtedness. We expect that the asset-level indebtedness will be either interest-only or be amortized over the expected life of the asset. We expect this asset indebtedness may be from a senior commercial lender between 50% and 85% of the fair market value of the asset. We expect that the entity-level indebtedness will be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. We also expect that the entity-level indebtedness will be secured by a first priority lien upon all of our existing and future acquired assets.

Our advisor entities may, but are not required to, establish capital reserves from gross offering proceeds, out of cash flow generated from interest income from loans and income from other investments or out of non-liquidating net sale proceeds from the sale of our loans, properties and other investments. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the repayment of loans, sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Material Trend Affecting Our Business

We are organized as a Maryland real estate investment trust. We will derive a significant portion of our income by originating, purchasing and holding for investment secured loans for acquisition and/or development of parcels of real property into single-family residential lots. We also will make direct investments in land for development into single-family lots; however, we will not independently develop land.

We intend to invest in markets that demonstrate sound economic and demand fundamentals — fundamentals that we believe will be the drivers of recovery in housing markets — and balanced supplies of homes and finished lots.

We will monitor the fundamentals of supply and demand in the markets and submarkets in which we make loans. Those fundamentals include demographics, jobs and housing affordability. We also will monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we will study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the housing market continues to recover and strengthen. We also believe that this recovery is in its early stages and will continue to vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home prices have begun to recover and consumer demand continues to improve. As interest rates and home prices increase, we have seen housing affordability trend lower in many markets. We believe that continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Nationally, we believe consumers remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies.

We believe that easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have contributed to restoring housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, average interest rates for a conventional fixed-rate 30-year mortgage decreased slightly, but remained above the record lows experienced in the second half of 2012. The rise in interest rates from the record lows combined with home price appreciation has reduced affordability. However, we believe that home affordability in many markets remains high relative to historical standards, and that the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30-year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment and housing price instability in the recent downturn have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals, such as the return of home price inflation and continued high home affordability relative to historical levels, indicate to us that the recovery will continue to gain strength.

The U.S. Census Bureau estimates that sales of new single-family residential homes in June 2014 were at a seasonally adjusted annual rate of 442,000 units, a 3.7% decrease from the June 2013 estimate of 459,000 units. We believe the drop in sales pace is due to an increase in home prices in many markets and the rise in interest rates from the record lows, which likely caused some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will resume in an uneven, protracted recovery.

Single-family permits and starts have improved significantly since bottoming in early 2009. According to the U.S. Census Bureau, single-family homes authorized by building permits in June 2014 were at a seasonally adjusted annual rate of 634,000 units. This was a slight increase year-over-year of approximately 0.16% from the rate of 624,000 units in June 2013. Single-family home starts for June 2014 stood at a seasonally adjusted annual rate of 606,000 units. This pace is up approximately 2.54% from the June 2013 estimate of 591,000 units. The increased levels from the lows experienced in early 2009 suggest to us that the homebuilding industry now anticipates continued demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The seasonally adjusted estimate of new homes for sale at the end of June 2014 was 197,000. The number of new homes for sale increased by 7,000 units during the second quarter of 2014. The current level of 5.6 months as of June 2014 is considered a healthy housing market. However, limited supplies of finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand. As the overall economy improves and housing demand increases, this imbalance will become more pronounced.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until they are comfortable that stable price levels have been reached. Conversely, when new home demand exceeds new home supply, new home prices may generally be expected to increase. Rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached, and we expect the housing recovery to continue to accelerate over the coming quarters.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we will receive on our loans receivable and the rate of interest we will pay on outstanding loans. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates or advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers to whom we will make loans and with whom we will enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers will obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots, or by obtaining replacement financing from other lenders. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from other lenders may also increase. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the risk of defaults on our loans receivable.

We are not aware of any favorable or unfavorable material trends or uncertainties that we reasonably expect to materially impact either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we will be exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of finished homes and lots. The market price of finished homes or lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectability of our loans and interest. Furthermore, the change in one or both of these factors will have a material impact on our ability to develop and sell single family lots in which we have made a direct investment in land.

Demand for our secured loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of development loans to sell single-family lots to homebuilders.

The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for secured loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes also may be negatively affected. As a consequence, demand for and the performance of our real estate finance products also may be adversely impacted.

We will seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals. We will review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Registration Statement, as amended and filed with the Securities and Exchange Commission and declared effective on July 25, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the six months ended June 30, 2014. On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering a public offering of up to 37,500,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our DRIP for $19 per share. Therefore, an aggregate of $1 billion of our common shares of beneficial interest are being offered pursuant to the Registration Statement. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering portion of the Offering and the DRIP. The Registration Statement was not declared effective until July 25, 2014, and thus, we did not commence our offering of common shares of beneficial interest pursuant to such Registration Statement until that time. As of the date of this report, no significant operations have commenced, as we will not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding Income Fund V

Dated: September 8, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: September 8, 2014	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

10.1*	Dealer Manager Agreement by and between United Development Funding Income Fund V and Realty Capital Securities, LLC, dated July 25, 2014

10.2*	Escrow Agreement among United Development Funding Income Fund V, Realty Capital Securities, LLC and LegacyTexas Bank, dated July 22, 2014

10.3*	Advisory Agreement by and among United Development Funding Income Fund V, UDF V OP, L.P. and American Realty Capital Residential Advisors, LLC, dated July 25, 2014

10.4*	Allocation Policy Agreement by and among United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., United Development Funding IV, United Development Funding Land Opportunity Fund, L.P., United Development Funding Income Fund V, UMTH Land Development L.P. and UDFH Land Development, L.P., dated July 25, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.