Form 10-Q
period 2014-09-30
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2014-11-07
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 5, 2014 was 220,786.

UNITED DEVELOPMENT FUNDING INCOME FUND V

FORM 10-Q

Quarter Ended September 30, 2014

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
Assets:
Cash and cash equivalents	$199,804	$199,966
Restricted cash	139,500	-
Deferred offering costs	4,859,759	1,992,935
Other assets	7,679	-

Total assets	$5,206,742	$2,192,901

Liabilities:
Escrow payable	$139,500	$-
Accrued liabilities	-	14,800
Accrued liabilities – related parties	4,887,053	1,978,135

Total liabilities	$5,026,553	$1,992,935

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $.01 par value;
400,000,000 shares authorized; 10,000 issued and outstanding	100	100
Additional paid-in capital	199,900	199,900
Accumulated deficit	(19,811)	(34)
Total shareholders’ equity	180,189	199,966

Total liabilities and shareholders’ equity	$5,206,742	$2,192,901

See accompanying notes to financial statements (unaudited).

3

UNITED DEVELOPMENT FUNDING INCOME FUND V

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenues:
Interest income	$-	$-
Total revenues	-	-

Expenses:
General and administrative	19,491	19,777
Total expenses	19,491	19,777

Net loss	$(19,491)	$(19,777)

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014 (Unaudited)
Operating Activities
Net loss	$(19,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Other assets	(7,679)
Accrued liabilities	(14,800)
Net cash used in operating activities	(42,256)

Financing Activities
Escrow payable	139,500
Restricted cash	(139,500)
Deferred offering costs	(2,866,824)
Accrued liabilities – related parties	2,908,918
Net cash provided by financing activities	42,094

Net decrease in cash and cash equivalents	(162)
Cash and cash equivalents at beginning of period	199,966

Cash and cash equivalents at end of period	$199,804

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

A. Nature of Business

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P., a Delaware limited partnership and the affiliated sub-advisor of the Trust (“UDFH GS” or “Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At September 30, 2014, UDF V OP had no assets, liabilities or equity.

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

The Trust’s external advisor is American Realty Capital Residential Advisors, LLC (“ARCR Advisors” or “Advisor”), a Delaware limited liability company. The Trust’s Advisor will be responsible for coordinating the management of the Trust’s day-to-day operations and for identifying and making investments on the Trust’s behalf, subject to the supervision of the Trust’s board of trustees. Subject to the terms of an advisory agreement among the Trust, UDF V OP and the Advisor, the Trust’s Advisor has delegated its duties, including selecting and negotiating investments and seeking and procuring financing, to UDFH GS, the Trust’s Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, the Trust’s Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

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

The Trust has not begun its principal operations as of September 30, 2014. The Trust has no employees. The Trust’s offices are located in Grapevine, Texas.

B. Summary of Significant Accounting Policies

A summary of the Trust’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our registration statement. The accompanying interim financial statements should be read in conjunction with those filed financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Trust considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2014 and December 31, 2013, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for common shares of beneficial interest.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as share issuance costs in shareholders’ equity. Certain offering costs are currently being paid by the Advisor Entities. As discussed in Note E, these costs will be reimbursed to the Advisor Entities by the Trust.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, the Trust calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued liabilities, and accrued liabilities – related party approximate the carrying amounts due to the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue scheme under GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

C. Registration Statement

The Trust filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Registration Statement”) with respect to a public offering (the “Offering”) of 50,657,895 common shares of beneficial interest. On July 25, 2014, the Registration Statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

A maximum of 37,500,000 common shares of beneficial interest may be sold to the public pursuant to the primary offering portion of the Offering at a price of $20.00 per share. In addition, the Trust has registered an additional 13,157,895 common shares of beneficial interest that are available only to shareholders who elect to participate in the Trust’s distribution reinvestment plan (“DRIP”) under which the Trust’s shareholders may elect to have their distributions reinvested in additional common shares of beneficial interest of the Trust at $19.00 per share, which is 95% of the primary offering price per share. The Trust reserves the right to reallocate the shares being offered between the primary offering portion of the Offering and the DRIP.

D. Shareholders’ Equity

On October 1, 2013, the Trust filed its Declaration of Trust which authorizes the Trust to issue up to 400,000,000 shares of beneficial interest, consisting of 350,000,000 common shares of beneficial interest, $.01 par value per share, and 50,000,000 preferred shares of beneficial interest, $.01 par value per share. In connection with the Trust’s formation, UDFH and ARCR Advisors acquired an aggregate of 10,000 of the Trust’s common shares of beneficial interest, which represents all of the Trust’s outstanding shares, for an aggregate purchase price of $200,000. UDFH LD also owns nine limited partnership units of UDF V OP, the Trust’s operating partnership, for which it has contributed $0.90 and which constitutes 0.1% of the partnership units outstanding. The Trust is the sole general partner and owner of a 99.9% partnership interest in UDF V OP. UDFH and ARCR Advisors may not sell any of these securities during the period ARCR Advisors serves as the Trust’s Advisor, except for transfer of such securities to their affiliates. In addition, any resale of these securities and the resale of any such securities that may be acquired by the Trust’s affiliates are subject to the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, which rule limits the number of shares that may be sold at any one time and the manner of such resale. Although UDFH and ARCR Advisors and their affiliates are not prohibited from acquiring additional shares, they have no options or warrants to acquire any additional shares and have no current plans to acquire additional shares. UDFH and ARCR Advisors have agreed to abstain from voting any shares they now own or hereafter acquire in any vote regarding the approval or termination of any contract or transaction with the Advisor Entities or any of their affiliates.

E. Deferred Offering Costs

Various parties will receive compensation as a result of the Offering, including the Advisor Entities, affiliates of the Advisor Entities, the dealer manager and participating broker-dealers. The Advisor Entities fund organization and offering costs on the Trust’s behalf and will be reimbursed by the Trust for such costs in an amount of up to 2% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly.

Payments to the dealer manager will include selling commissions (up to 7% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3% of gross offering proceeds before any reallowance to participating broker-dealers, except that no dealer manager fees will be paid with respect to sales under the DRIP). The dealer manager will reallow all selling commissions, subject to federal and state securities laws, to the participating broker-dealers who sold the Trust’s common shares. The dealer manager, in its sole discretion, may reallow all or a portion of the dealer manager fee attributable to the Trust’s common shares, subject to federal and state securities laws, sold by soliciting dealers participating in the Offering. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. The total amount of all items of compensation from any source payable to the dealer manager or the participating broker-dealers will not exceed an amount that equals 10% of the gross offering proceeds (excluding shares purchased through the DRIP). If the participating broker-dealer receives a 7.5% selling commission, then the dealer manager will receive a 2.5% dealer manager fee.

F. Operational Compensation

The Advisor Entities or their affiliates will receive acquisition and origination fees and will be reimbursed for acquisition expenses in an aggregate amount of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses) in connection with the origination, making or investing in secured loans or the purchase, development or construction of a real estate asset. The acquisition and origination fees paid by the Trust will be reduced by any amount of acquisition and origination fees and expenses paid by borrowers or investment entities to the Advisor Entities or their affiliates with respect to the Trust’s investment. The Advisor will reallow 70% of the acquisition and origination fees and 100% of the acquisition expenses paid to the Advisor to the Sub-Advisor.

The Advisor will receive advisory fees of 1.5% per annum of the average of invested assets, including secured loan assets, which will be the aggregate book value of the Trust’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. The advisory fees will be payable monthly to the Advisor in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. The Advisor will reallow 70% of the advisory fees paid to the Advisor to the Sub-Advisor.

The Advisor Entities will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor Entities have provided a substantial amount of services as determined by the Trust’s independent trustees. The Advisor may reallow all or a portion of the debt financing fees to the Sub-Advisor. On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the amount made available to the Trust will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a pro-rated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

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

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds the sum of the total amount of capital raised from (and returned to) investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% per annum cumulative, non-compounded return on invested capital to investors. The subordinated incentive fee will not be payable until after the Trust’s shareholders have received distributions, in the aggregate, of a full return of capital raised from investors plus a 7.35% per annum cumulative, non-compounded return on the gross proceeds from the shares of the Trust’s common shares of beneficial interest, as adjusted to reflect prior cash distributions which constitute a return of capital. The fee will be paid annually in arrears and upon termination of the advisory agreement. If the fee is being paid upon termination of the advisory agreement, then such fee will be appropriately pro-rated for a partial year and calculated based upon the Trust’s net income and aggregate capital contributions for such partial year. The Trust’s Advisor will reallow 70% of the subordinated incentive fee paid to the Advisor directly to the Sub-Advisor.

G. Disposition/Liquidation Compensation

Upon placement of securitized loan pool interests, the Advisor Entities will be paid a fee equal to 1% of the par amount of the securities sold by the Trust in connection with such securitization and placement, provided the Advisor Entities have provided a substantial amount of services as determined by the independent trustees.

For substantial assistance in connection with the sale of properties, the Advisor Entities will be paid the lesser of one-half of the reasonable and customary real estate or brokerage commission or 2% of the contract sales price of each property sold; provided, however, that in no event may the disposition fees paid to the Advisor Entities, their affiliates and unaffiliated third parties exceed 6% of the contract sales price of each property sold. The Trust’s independent trustees will determine whether the Advisor Entities or their affiliates have provided substantial assistance to the Trust in connection with the sale of a property. Substantial assistance in connection with the sale of a property includes the Advisor Entities’ preparation of an investment package for the property (including a new investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a structural report and exhibits) or such other substantial services performed by the Advisor Entities in connection with a sale.

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

H. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against the Trust.

I. Economic Dependency

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

J. Subsequent Events

On July 25, 2014, the Registration Statement was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Pursuant to the terms of the Offering, the Trust was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with LegacyTexas Bank until the Trust received subscriptions aggregating at least $2.0 million, and until the Trust received subscriptions aggregating at least $2.5 million, all subscription proceeds from residents of New York were placed in escrow. As of October 22, 2014, the Trust had received subscriptions for the purchase of the Trust’s shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, the Trust broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. In addition, the Trust has special escrow provisions for residents of Pennsylvania and Washington which have not been satisfied and, therefore, the Trust has not accepted subscriptions from residents of Pennsylvania and Washington.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this quarterly report on Form 10-Q include the following:

•	our ability to effectively deploy the proceeds raised in the Offering;

•	the ability to raise significant capital on our behalf;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to GAAP.

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

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering a public offering of up to 37,500,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our DRIP for $19 per share. Therefore, an aggregate of $1 billion of our common shares of beneficial interest are being offered pursuant to the Registration Statement. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering portion of the Offering and the DRIP. Pursuant to the terms of the Offering, the Trust was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with LegacyTexas Bank until the Trust received subscriptions aggregating at least $2.0 million, and until the Trust received subscriptions aggregating at least $2.5 million, all subscription proceeds from residents of New York were placed in escrow. As of October 22, 2014, the Trust had received subscriptions for the purchase of the Trust’s shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, the Trust broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. In addition, the Trust has special escrow provisions for residents of Pennsylvania and Washington, the conditions of which have not been satisfied as of the filing date of the Quarterly Report on Form 10-Q and, therefore, the Trust has not accepted subscriptions from residents of Pennsylvania and Washington.

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

We did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. We will experience a relative increase in liquidity as additional subscriptions for common shares of beneficial interest are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination or purchase in secured loans or other investments, as well as the payment of selling commissions and other organizational and offering expenses.

We intend to invest in markets that demonstrate similarly sound economic and demand fundamentals. We monitor the fundamentals of supply and demand, such as demographics, job creation, home prices, rents and median incomes, in the markets and submarkets in which we make loans and where we may expand our operations in the future. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished homes inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. We believe consumers remain cautious due to the uncertainty still present in many economic indicators, such as elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy.

We believe that our continued revenue growth and improved financial performance will come from a greater presence in our established markets and from our entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, slow relaxation of the mortgage underwriting environment, low production of single family homes and an expected rise in the number of household formations. We believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the residential real estate sector. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, increases in unemployment or underemployment, decreases in housing demand or home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or interest rates and advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease, and developers and builders may be unable to generate sufficient cash flow from the sale of land parcels, finished lots or homes to repay loans from us.

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

Results of Operations

As of the date of this report, no significant operations have commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and debt markets generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from real estate-related investments, other than those referred to in this Quarterly Report and our Registration Statement.

Cash Flow Analysis

As of the date of this report, no significant operations have commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. Our principal demands for funds will be for real estate-related investments, for the payment of operating expenses, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for investments from the net proceeds of the Offering and from financings.

Liquidity and Capital Resources

We did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million. As a result of our receipt and acceptance of this minimum offering amount, future subscription proceeds will be released to us as accepted (with the exception of Pennsylvania and Washington subscribers, as noted above). We will experience a relative increase in liquidity as additional subscriptions for common shares are received and a relative decrease in liquidity as offering proceeds are expended in connection with the origination or purchase of secured loans or other investments, as well as the payment of reimbursement of selling commissions and other organizational and offering expenses.

In addition, on October 29, 2014, American Realty Capital Properties, Inc. (“ARCP”) announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were not corrected after being discovered. Our dealer manager is a subsidiary of an entity that is under common ownership with the parent company of AR Capital, LLC (“AR Capital”), one of our co-sponsors. Subsequent to ARCP’s announcement that certain of its financial statements should no longer be relied upon, our dealer manager was advised by several of the soliciting dealers participating in the Offering that they would suspend their soliciting dealer agreements with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term, which would decrease our liquidity. To the extent soliciting dealers have, or in the future, suspend participation in the Offering, we will not be able to predict the length of time that any such suspensions will continue, or whether soliciting dealer firms will reinstate their participation in the distribution of the Offering.

Furthermore, there may be a delay between the sale of our shares and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. We expect to have little, if any, cash flow from operations available for distribution until we make investments and will commence monthly distributions when we begin to receive interest and investment income. However, we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our declaration of trust provides otherwise, senior liquidation preferences, if any. It is likely that we will use offering proceeds to fund a majority of our distributions until such time, if any, that we have invested in a substantial portfolio of income producing assets. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Subsequent Events

For a discussion of subsequent events, see Note J, “Subsequent Events” to our accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of finished homes and lots. The market price of finished homes or lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectability of our loans and interest.

Demand for our secured loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate construction and development loans to sell single-family lots to homebuilders and the ability of homebuilders to sell homes to homebuyers.

The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for secured loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected. As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.

We seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project, market and homebuilding fundamentals. We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by having our asset manager assign an individual asset manager to each secured note or equity investment. This individual asset manager is responsible for monitoring the progress and performance of the builder or developer and the project, as well as assessing the status of the marketplace and value of our collateral securing repayment of our loan or equity investment.

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for further discussion regarding our exposure to market risks.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Registration Statement, as amended and filed with the Securities and Exchange Commission and declared effective on July 25, 2014, except as noted below.

The suspension or termination of selling agreements by soliciting dealers participating in the Offering, or our inability to generate additional selling agreements with prospective soliciting dealers, will impact our ability to raise capital in the near term.

Our dealer manager, Realty Capital Securities, LLC, is a subsidiary of an entity that is under common ownership with the parent company of AR Capital, one of our co-sponsors. One of AR Capital’s principals is also the executive chairman of ARCP. Subsequent to ARCP’s announcement that certain of its financial statements should no longer be relied upon, our dealer manager was advised by several of the soliciting dealers participating in the Offering that they would suspend their soliciting dealer agreements with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term. To the extent soliciting dealers have and continue to determine to suspend participation in the Offering, we will not be able to predict the length of time that any such suspensions will continue, or whether soliciting dealer firms will reinstate their participation in the distribution of the Offering. Please see the “Risk Factors – Risks Related to an Investment in United Development Funding Income Fund V – If we are unable to raise substantial funds, we will be limited in the number and type of properties we may own or finance and the value of your investment will fluctuate with the performance of the specific investments we make” section of the prospectus regarding the Offering for additional information regarding the risks associated with an inability to raise substantial funds in the Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not have any unregistered sales of securities during the nine months ended September 30, 2014.

Use of Proceeds

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering a public offering of up to 37,500,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our DRIP for $19 per share. Therefore, an aggregate of $1 billion of our common shares of beneficial interest are being offered pursuant to the Registration Statement. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering portion of the Offering and the DRIP. The Registration Statement was not declared effective until July 25, 2014, and thus, we did not commence our offering of common shares of beneficial interest pursuant to such Registration Statement until that time. As of September 30, 2014, no significant operations had commenced, as we had not received and accepted subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2 million.

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

United Development Funding Income Fund V

Dated: November 7, 2014	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: November 7, 2014	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

10.1	Dealer Manager Agreement by and between United Development Funding Income Fund V and Realty Capital Securities, LLC, dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on September 8, 2014)

10.2	Escrow Agreement among United Development Funding Income Fund V, Realty Capital Securities, LLC and LegacyTexas Bank, dated July 22, 2014 (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on September 8, 2014)

10.3	Advisory Agreement by and among United Development Funding Income Fund V, UDF V OP, L.P. and American Realty Capital Residential Advisors, LLC, dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on September 8, 2014)

10.4	Allocation Policy Agreement by and among United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., United Development Funding IV, United Development Funding Land Opportunity Fund, L.P., United Development Funding Income Fund V, UMTH Land Development L.P. and UDFH Land Development, L.P., dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on September 8, 2014)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

__________________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.