Form 10-K
period 2014-12-31
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2015-03-31
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the Registrant’s common shares of beneficial interest. The Registrant is currently conducting the ongoing initial public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form S-11, which shares are being sold at $20.00 per share, with discounts available for certain categories of purchasers. There were approximately 10,000 common shares of beneficial interest held by non-affiliates as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 19, 2015, the Registrant had 873,155 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 annual meeting of shareholders, which is expected to be filed no later than April 30, 2015, into Part III of this Form 10-K to the extent stated herein.

UNITED DEVELOPMENT FUNDING V
FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding V and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our common shareholders in the future and other matters. Our statements contained in this annual report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions; changes in real estate conditions; development costs that may exceed estimates; development delays; increases in interest rates, residential lot take down or purchase rates; our borrowers’ inability to sell residential lots; and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust. We are the sole general partner of and own a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% of the partnership interests in UDF V OP. At December 31, 2014, UDF V OP had no assets, liabilities or equity.

Our co-sponsors are UDF Holdings, L.P., an affiliated Delaware limited partnership (“UDFH”), and AR Capital, LLC, a Delaware limited liability company (“AR Capital”). UDFH and AR Capital may collectively be referred to as our “co-sponsors.”

Our external advisor is American Realty Capital Residential Advisors, LLC (“ARCR Advisors” or “Advisor”), an affiliate of AR Capital. Our Advisor will be responsible for coordinating the management of our day-to-day operations and for identifying and making investments on our behalf, subject to the supervision of our board of trustees. Subject to the terms of the advisory agreement between our Advisor and us, our Advisor has delegated its duties, including selecting and negotiating investments and seeking and procuring financing, to UDFH General Services, L.P. (“UDFH GS” or our “Sub-Advisor”), which is wholly owned by UDFH. Notwithstanding such delegation to the Sub-Advisor, our Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Advisor and Sub-Advisor may collectively be referred to as “Advisor Entities.”

Our Sub-Advisor, acting on behalf of our Advisor, has engaged its affiliate, UDFH LD, to provide asset management services including selecting and negotiating the terms of our secured loans and other real estate investments. The asset manager oversees our investment and finance activities. In addition, the asset manager, along with our Advisor and Sub-Advisor, will provide our board of trustees recommendations regarding our investments and finance transactions, management, policies and guidelines, and will review investment transaction structures and terms, investment underwriting, investment collateral, investment performance, investment risk management, and our capital structure at both the entity and asset level.

We intend to originate, purchase and hold for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We also intend to make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors. We will not independently develop land. In cases where we invest in land for the purpose of development, we will engage an unaffiliated third-party developer, and we may bear the cost of development. As of December 31, 2014, our total assets were approximately $23.3 million. For the year ended December 31, 2014, total interest and non-interest income was approximately $152,000, and our net loss was approximately $(1.7) million.

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to be taxed as a real estate investment trust (“REIT”), beginning with the taxable year ended December 31, 2015. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income.

On July 25, 2014, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 37,500,000 common shares of beneficial interest to be offered in the primary offering at a price of $20 per share (the “Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 13,157,895 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. In addition, we have special escrow provisions for residents of Pennsylvania and Washington, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania and Washington.

We will offer shares until the earlier of July 25, 2016 or the date we sell all 37,500,000 shares in our primary offering; provided, however, that we may extend the Offering for an additional year or as otherwise permitted by applicable law, or our board of trustees may terminate the Offering at any time. Our board of trustees also may elect to extend the offering period for the shares sold pursuant to our DRIP, in which case participants in the plan will be notified.

As of December 31, 2014, we had issued 498,756 common shares of beneficial interest in the Offering in exchange for gross proceeds, including DRIP, of approximately $10.0 million.

Loan Portfolio

As of December 31, 2014, we had originated 2 loans (neither of which was repaid in full by the respective borrowers or matured) with maximum loan amounts of approximately $53.0 million. As of December 31, 2014, there were approximately $37.9 million of commitments to be funded under the terms of mortgage notes receivable. As of December 31, 2014, we had not purchased any loans.

As of December 31, 2014, 100% of the outstanding aggregate principal of our loans are secured by properties located throughout Texas. As of December 31, 2014, approximately 32% of the outstanding aggregate principal amount of our loans are secured by properties located in the Dallas, Texas area and approximately 68% are secured by properties located in the Houston, Texas area.

Both loans outstanding as of December 31, 2014 are secured by a first lien on the respective property.

As of December 31, 2014, our largest individual borrower comprised approximately 68% of the outstanding balance of our portfolio and 1.4% of the estimated gross proceeds of the Offering.

As of December 31, 2014, interest rates were 13% on both of the outstanding notes receivable. The notes receivable have terms ranging from 24 to 36 months.

Investment Objectives

Our investments are expected to:

•	produce net interest income from the interest paid to us on secured loans that we originate, purchase or finance or in which we acquire a participation interest;

•	produce investment income from equity investments that we make or in which we acquire a participation interest;

•	produce a profitable fee from credit enhancements and other transaction fees;

•	participate, through a direct or indirect interest in borrowers, in the profits earned by such borrowers through the underlying properties;

•	maximize distributable cash to investors; and

•	preserve, protect and return capital contributions.

Investment Policy

We will derive a significant portion of our income by originating, purchasing and holding for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We also will make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors; however, we will not independently develop land. In cases where we invest in land for the purpose of development, we will engage an unaffiliated third-party developer, and we may bear the cost of development. Our loan or investment allocation for any single asset will generally range from $2.5 million to $15 million. In most cases, we will obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans (so-called “mezzanine loans”) and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the developer, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. We will apply the same underwriting criteria and analysis of the underlying real property to all of our secured loans, regardless of how we decide to structure the secured loans.

Our declaration of trust limits our ability to invest more than 10% of our total assets in unimproved real property, or secured loans on unimproved property, which is defined as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in progress at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition.

When we acquire properties, we will do so through a special purpose entity formed for such purpose or a joint venture formed with a single-family residential developer, real estate developer or other real estate investor, with us providing equity and/or debt financing for the newly-formed entity. In limited circumstances, and in accordance with the federal tax rules for REITs and the exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we will make equity investments through special purpose entities in land for development into single-family lots. We also will enter into joint ventures with unaffiliated real estate developers, land bankers and other real estate investors to originate or acquire, as the case may be, the same kind of secured loans or real estate investments we may originate or acquire directly.

We will seek an increased return by entering into participation agreements with real estate developers or real estate investors or joint venture entities, or by providing credit enhancements for the benefit of other entities that are associated with residential real estate financing transactions. The participation agreements include profit agreements, ownership interests and participating loans, while credit enhancements will take the form of guarantees, pledges of assets, letters of credit and inter-creditor agreements. In a transaction in which we provide a credit enhancement to a borrower with respect to a loan from a third party, we will generally charge such borrower a credit enhancement fee of 1% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement to the borrower. We cannot assure investors that we will obtain a 1% to 7% credit enhancement fee. The actual amount of such credit enhancement fee will be based on the risk perceived by our Advisor Entities to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement; higher risks and increased costs associated with providing the credit enhancement will necessitate the charging of a higher credit enhancement fee. Federal tax laws applicable to REITs also may limit our ability to charge credit enhancement fees unless we make our credit enhancements through a taxable REIT subsidiary.

We will not make loans to, participate in real estate investments with, or provide credit enhancements for, our affiliates or affiliates of our co-sponsors, our Advisor Entities or our asset manager, including other United Development Funding funds.

We will evaluate our assets to ensure that any investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act, or cause our Advisor Entities to have assets under management that would require our Advisor Entities to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Because our Advisor Entities are not registered, and do not intend to register, under the Investment Advisers Act, it is possible that they could determine not to seek and recommend certain investments that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact investors’ return on their investment.

We will concentrate our investments on single-family lot developers who acquire land, develop lots and sell their lots to national, regional and local homebuilders. We will target, as a primary development market, developments where lots have been pre-sold to national or regional affordable homebuilders.

We will generally finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region. We believe that such finance projects will likely represent 80% of our investments, with approximately 20% of our investments representing finance projects above “conforming loan” limits. Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the U.S. government. Conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. The conforming loan limits are subject to change by law or regulation. Most of these homes will be targeted for the first time homebuyer or, for the higher priced homes, persons moving from their first, or “starter,” homes to slightly more upscale homes, the so-called “move-up” homebuyers. The housing development projects also will include large-scale planned communities, commonly referred to as “master planned communities,” that provide a variety of housing choices, including choices suitable for first time homebuyers and move-up homebuyers, as well as homes with purchase prices exceeding the conforming loan limits.

Some of the developments that secure our loans and investments will consist of both single-phase and, where larger parcels of land are involved, multi-phase projects and, to the extent third-party financing is available, will be subject to third-party land acquisition and/or development loans representing approximately 60% to 75% of total project costs. These loans will have priority over the loans that we originate or buy, which we expect will represent approximately 15% to 30% of total project costs; however, we will not invest in any property in which the total amount of all secured loans outstanding on such property, including our loans with respect to the property, exceeds 85% of the appraised improved value of the property, unless substantial justification exists because of the presence of other underwriting criteria. In each instance, we will require the borrower to cover at least 10% of the total project costs with its own equity investment which may be cash or additional collateral or value-add improvements. We will subordinate our loans to the terms of indebtedness from other lenders relating to the subject real property to allow our borrowers to avail themselves of additional land acquisition and/or development financing at a lower total cost to the borrower than the cost of our loan. The use of third-party leverage, typically senior bank debt, at favorable rates allows borrowers to reduce their overall cost of funds for lot development and land acquisition by combining our funds with lower-cost debt. Projects that fail to meet timing projections will increase the borrowers’ overall cost of funds because the borrower will be carrying debt and incurring interest for a longer period than anticipated. Conversely, borrowers whose lots and land are sold or otherwise disposed of ahead of schedule may benefit from a lower overall cost of funds.

In addition to the risk that a borrower’s activities to develop the subject parcels will not be successful or will exceed the borrower’s budget, we believe that we will be subject to market-timing risk or the risk that market conditions will adversely impact the borrower’s ability to sell the developed lots at a profit. Economic issues affecting the new home sales market, such as interest rates, employment rates, population growth, migration and immigration, as well as home ownership rates and household formation trends, will affect the demand for homes and lots, and therefore also impact the likelihood that a developer will be successful. Some of the risks inherent with development financing include: (1) the availability of home mortgage loans and the liquidity of the secondary home mortgage market; (2) the availability of commercial land acquisition and/or development loans and the corresponding interest and advance rates; (3) the stability of global capital and financial institution markets; (4) the need to contribute additional capital in the event the market softens and the developer requires additional funding; (5) the reduction of the developer’s incentive if the developer’s profits decrease, which could result as both capital advanced and marketing time increase; and (6) the possibility, in those situations, that our returns will be less than our projected returns.

Our real estate loan and investment model differs from traditional models primarily due to our “actively managed portfolio” approach. UDFH LD, as our asset manager, will identify and underwrite real estate professionals in each region or each sub-market in which we invest, and it will utilize these proprietary strategic partner relationships to actively manage each loan or investment. We will develop relationships with strategic partners in correcting markets, who will be able to provide us with knowledge, a presence and access to investment opportunities. Given the current economic environment and capital constraints, this also will involve banks, insurance companies, institutional investors and other traditional lending institutions that approach us for assistance with troubled assets. Large institutional investors rely on investments meeting initial expectations and, when market conditions negatively impact the performance of their investments, find themselves in need of asset managers or, in some cases, must liquidate investments below their initial return expectations. The inability of some developers to obtain financing through traditional sources may cause developers to seek additional financing from entities with cash, which includes us. Therefore, we will look to purchase investments at a discount when such opportunities are presented. We believe that our strategic partner relationships will help us to identify such potentially beneficial investments.

Our loans and investments will be underwritten on the basis of an assessment by our asset manager of its ability to execute on possible alternative development and exit strategies in light of changing market conditions. We believe there is significant value added through the use of an actively managed portfolio investment model. We will manage our investment portfolio in the context of both the development lifecycle and changing market conditions in order to ensure that our assets continue to meet our investment objectives and underwriting criteria.

A significant portion of our income will be in the form of interest payments to us in respect of secured loans. We will reinvest the principal repayments we receive on loans to create or invest in new loans. However, we will cease reinvesting the proceeds from principal repayments following the fifth anniversary of the termination of the Offering in order to provide our shareholders with increased cash flow from which we will repurchase shares from shareholders wishing to sell their shares and return invested capital.

Security

Our real estate loans will be secured by one or more of the following:

•	the parcels of land to be developed (secured 100% of outstanding loans as of December 31, 2014),
•	finished lots
•	a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity

•	additional assets of the developer, including, including parcels of undeveloped and developed real property; and
•	in certain cases, personal guarantees of the principals of the developer entity.

Where there is no third-party financing for a development project, our lien on the subject parcels will be a first priority lien. When there is third-party financing, we expect our lien on the subject parcels will be subordinate to such financing. We will enter each loan prepared to assume or retire any senior debt, if necessary to protect our capital. We will seek to enter into agreements with third-party lenders that will require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.

Most of our real estate loans will have the benefit of unconditional guarantees of the developer and/or its parent company and pledges of additional assets of the developer. As of December 31, 2014, 100% of our loans were guaranteed.

The table below represents the primary form of security and the approximate associated loan balance for each of our loans for the period indicated.

	As of December 31, 2014
Primary Security	# of Loans	Loan Balance	% of Total Loan Balance
Parcels of land under development or to be developed	2	$15,115,000	100%
Finished lots	0	-	0%
Pledge of equity interests in the developer entity or other parent entity that owns the borrower entity	0	-	0%
TOTAL	2	$15,115,000	100%

In addition to the primary form of security identified above, each of our outstanding loans may be guaranteed or secured by other forms of collateral, as reflected in the information below, as of December 31, 2014:

•	1 loan, representing approximately 68% of the aggregate principal amount of the outstanding loans, includes an unconditional guarantee of the principal of the borrower as security for the loan;
•	1 loan, representing approximately 32% of the aggregate principal amount of the outstanding loans, includes a limited guaranty of the principal of the borrower and the unconditional guarantees of the parent companies of the borrower as security for the loan; and
•	0 loans, representing 0% of the aggregate principal amount of the outstanding loans, are secured by pledges of additional assets of the developer.

Credit Underwriting

We are an asset-based lender and as such our loans are underwritten based on collateral value.

Asset Specific Underwriting Criteria

The following is a description of our underwriting criteria with respect to the various types of real estate investments we will make, originate or acquire. Origination fees and interest rates charged to borrowers are determined in relation to collateral, credit repayment guarantees and competition in the credit markets. Combined loan-to-value ratio is the aggregate of all loan balances, senior and subordinated, divided by the appraised value of all collateral securing the loan. Substantial justification to exceed an 85% loan-to-value ratio may exist because of the presence of other underwriting criteria such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, or collateral adequate to justify a waiver of the 85% limitation. In addition, the 85% limitation may be exceeded where: mortgage loans are or will be insured or guaranteed by a government or government agency; the loan is secured by the pledge or assignment of other real estate or another real estate mortgage; rents are assigned under a lease where a tenant or tenants have demonstrated through historical net worth and cash flow the ability to satisfy the terms of the lease; or similar criteria is presented satisfactory to the official or agency administering the securities laws of a jurisdiction. Leverage refers to the maximum aggregate asset-specific leverage provided by unaffiliated third parties with respect to a specific asset and is expressed as a percentage of either cost or appraised value. A tri-party agreement refers to agreements between the senior and subordinate lenders that set forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

Secured Loans

•	Land Acquisition Loans (Senior and Subordinated)
º	Asset: land designated for development into residential lots (in certain instances, this may include ancillary commercial land)
º	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
º	Term: 12 to 48 months
º	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
º	Leverage: third-party indebtedness up to 65% of the cost of the land
º	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
º	Tri-Party Agreement: required if loan is subordinated to third-party lender
•	Development Loans (Senior and Subordinated)
º	Asset: land under development into residential lots and all improvements thereon
º	Liens: first liens, junior liens and/or pledges of all of the equity interests of the entity holding title to the subject property, including without limitation, personal and entity guarantees, and additional pledges of cash, revenue streams, municipal reimbursements or property
º	Term: 18 to 48 months
º	Combined Loan-to-Value Ratio: not to exceed 85% of appraised value unless substantial justification exists because of the presence of other underwriting criteria
º	Leverage: third-party senior indebtedness up to 75% of the cost of land and improvements
º	Title Insurance: mortgagee’s title policy required on all senior and junior liens, owner’s title policy required on pledges of equity interests
º	Tri-Party Agreement: required if loan is subordinated to third-party lender

Real Estate Investments

•	Land Investments
º	Asset: land designated for development and land under development into residential lots
º	Ownership: fee simple to us, our wholly-owned subsidiary or co-investment entity designated for ownership of property
º	Term: Generally 12 to 60 months
º	Leverage: third-party senior indebtedness up to 75% of the cost of the land
º	Title Insurance: owner’s title policy required
•	Land Development Investments
º	Asset: land under development into residential lots
º	Ownership: fee simple to us, our wholly-owned subsidiary or co-investment entity designated for ownership of property
º	Term: Generally 12 to 60 months
º	Leverage: third-party senior indebtedness up to 75% of the cost of the land

º	Title Insurance: owner’s title policy required

Credit Enhancements

We also will provide credit enhancements to real estate developers, land bankers and other real estate investors. Such credit enhancements may take the form of a loan guarantee, the pledge of assets, a letter of credit or an inter-creditor agreement provided by us to a third-party lender for the benefit of a borrower and is intended to enhance the creditworthiness of the borrower, thereby affording the borrower credit at terms it would otherwise be unable to obtain.

Credit enhancements are underwritten as loans. The collateral, term, leverage, rates and guarantee criteria will follow the applicable land acquisition, land development or home construction loan terms. Typical collateral provisions that accompany a credit enhancement include a lien on the underlying real property to secure our credit enhancement. In instances where we do not have a lien on the underlying real property, we will obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such credit enhancement and/or a pledge of the equity ownership interests of the developer entity or other parent entity that owns the borrower entity. We also may require a pledge of additional assets of the borrower, including parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our credit enhancements. In addition, credit enhancements will require a tri-party agreement between the senior and subordinate lenders that sets forth the rights and obligations amongst and between the parties, and pursuant to which the subordinate lender may assume or purchase the senior indebtedness in the event of a default by the borrower.

We do not intend to deviate from underwriting credit enhancements in the same manner applied to land acquisition or land development or loans.

The principal amounts of our loans and the number of loans and investments we make will be affected by market availability and will depend upon the amount of net offering proceeds available to us from the sale of shares.

Borrowing Policies

There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested a majority of the net proceeds from such offerings. We intend to incur indebtedness representing a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. This credit facility will be secured by a first priority lien upon all of our existing and future acquired assets.

Investment Limitations

Our declaration of trust includes numerous limitations with respect to the manner in which we may invest our funds or issue securities. We will not:

•	borrow in excess of 300% of our net tangible assets, unless a majority of the independent trustees approves each borrowing in excess of our declaration of trust limitation and we disclose such borrowing to our shareholders in our next quarterly report with an explanation from the independent trustees of the justification for the excess borrowing;
•	invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and secured loans;
•	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	make or invest in secured loans unless an appraisal is obtained concerning the underlying property, except for those secured loans insured or guaranteed by a government or government agency. Prior to making such investment, we will obtain an appraisal of such investment from a person who is in the business of rendering opinions regarding the value of assets of the type held by us and who is qualified to perform such work. In cases where our independent trustees determine, and in all cases in which the transaction is with any of our trustees, our co-sponsors or our Advisor Entities or any of their affiliates, such appraisal will be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years, and it will be available for inspection and duplication by our common shareholders. In addition, we will obtain a mortgagee’s or owner’s title insurance policy or a commitment as to the priority of the secured loan;
•	make or invest in secured loans that are subordinate to any mortgage or equity interest of any of our trustees, our co-sponsors, our Advisor Entities or any of our affiliates;
•	make or invest in secured loans on any one property if the aggregate amount of all secured loans on such property, including loans from us, would exceed an amount equal to 85% of the appraised value of such property unless substantial justification exists because of the presence of other underwriting criteria;
•	invest more than 10% of our total assets in unimproved real property (which we define as property not acquired for the purpose of producing rental or other operating income, which has no development or construction in process at the time of acquisition and on which no development or construction is planned in good faith to commence within one year of the acquisition) or secured loans, bridge or mezzanine loans on unimproved property;
•	invest in equity securities, unless a majority of the board of trustees, including a majority of the independent trustees, not otherwise interested in the transaction approves such investment as being fair, competitive and commercially reasonable;
•	issue equity securities on a deferred-payment basis or other similar arrangement;
•	issue debt securities in the absence of adequate cash flow to cover debt service;
•	issue options or warrants to purchase shares to our Advisor Entities, trustees or co-sponsors or any affiliate thereof (1) on terms more favorable than we offer such options or warrants, if any, to the general public or (2) in excess of an amount equal to 10% of our outstanding shares of beneficial interest on the date of grant;
•	issue securities that are redeemable solely at the option of the holder, which restriction has no effect on our share repurchase program or the ability of our operating partnership to issue redeemable partnership interests;
•	engage in securities trading, or engage in the business of underwriting or the agency distribution of securities issued by other persons;
•	invest in joint ventures with our co-sponsors, our Advisor Entities, one or more trustees or any affiliate unless a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction approves such investment as fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers;
•	make any investment that we believe would be inconsistent with our objectives of qualifying and remaining qualified as a REIT unless the board determines, in its sole discretion, that REIT qualification is not in our best interest; or
•	acquire interests or securities in any entity holding investments or engaging in activities prohibited by our declaration of trust except for investments in which we hold a non-controlling interest or investments in entities having securities listed on a national securities exchange or traded in an over-the-counter market.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we follow are in the best interest of our shareholders. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

Disposition Policies

If we acquire real properties, as each of those properties reach what we believe to be its optimum value during the expected life of the fund, we may consider disposing of the investment and may do so for the purpose of either distributing the net sale proceeds to our shareholders or investing the proceeds in other assets that we believe may produce a higher overall future return to our shareholders. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT. Our ability to dispose of property during the first few years following its acquisition will be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of trustees will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a taxable REIT subsidiary.

When we determine to sell a particular property or other investment, we will seek to achieve a selling price that maximizes the capital appreciation for investors based on then-current market conditions. We cannot assure shareholders that this objective will be realized. The terms of payment will be affected by custom in the area in with the property being sold is located and the then-prevailing economic conditions.

Conflicts of Interest

We will rely on our Advisor Entities and their affiliates for the day-to-day management of our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our Advisor Entities and their affiliates, including conflicts related to the arrangements pursuant to which our Advisor Entities and their affiliates will be compensated by us. Our agreements and arrangements with our Advisor Entities and their affiliates, including those relating to compensation, are not the result of arm’s length negotiations. However, we believe that all of our agreements and arrangements with our Advisor Entities and their affiliates, including those relating to compensation, are consistent with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “NASAA REIT Guidelines”) regarding conflicts of interest.

Our independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our trustees have a fiduciary obligation to act on behalf of our shareholders. Our Advisor, our Sub-Advisor and our asset manager also have a fiduciary obligation to act on behalf of our shareholders.

Our Advisor, our Sub-Advisor and their respective officers, directors and affiliates may acquire or develop properties, loans and other real estate-related investments for their own accounts, and have done so in the past. Furthermore, those persons and entities act as advisors, asset managers or general partners of other programs, including partnerships and public REITs that have investment objectives similar to ours, and may form additional real estate investment entities in the future, whether public or private, which can be expected to have the same investment objectives and policies as we do and which may be involved in the same geographic area. Those persons and entities may have legal and financial obligations with respect to these programs that are similar to their obligations to us and may be engaged in sponsoring one or more of such entities at approximately the same time as our shares are being offered. As general partners, they may have contingent liability for the obligations of programs structured as partnerships, which, if such obligations were enforced against them, could result in a substantial reduction of their net worth.

(1)	UDF Entity Manager, LLC (“UDFEM”) serves as manager for UDF Services, LLC (“UDF Services”). Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UDFEM. UDF Services serves as manager of UDFH GS GenPar, LLC (“UDFH GS GenPar”) and UDFH LD GenPar, LLC (“UDFH LD GenPar”). UDF Services owns 100% of UDFH GS GenPar and UDFH LD GenPar.

(2)	UDF Services serves as the general partner and owns 0% of the limited partnership interests in UDFH. UDFEM owns 100% of UDF Services. The limited partnership interests in UDFH are held as follows: Mr. Etter (37.00%), Mr. Greenlaw (37.00%), Cara D. Obert (4.00%), Michael K. Wilson (3.25%), Ben L. Wissink (12.75%), Melissa H. Youngblood (4.00%) and J. Brandon Jester (2.00%).

(3)	UDFH GS GenPar serves as the general partner and owns 0% of the limited partnership interests in UDFH GS, our Sub-Advisor. UDFH LD GenPar serves as the general partner and owns 0% of the limited partnership interests in UDFH LD, our asset manager. UDFH owns 100% of the limited partnership interests in each of UDFH GS, and UDFH LD.

(4)	We own a 99.9% general partner interest in UDF V OP, our operating partnership. UDFH LD currently owns a 0.1% limited partnership interest in our operating partnership. As we continue to admit investors in the Offering, UDFH LD’s limited partnership interest may be reduced.

Housing Industry

During 2014, the U.S. housing market recovery that began in 2012 continued, with annual increases in the volume of new home sales, single-family starts and single-family permits. Housing affordability remains strong compared to historical levels, even as home prices continued to increase in 2014. We believe the main drivers of housing demand are the continued improvement in job creation and wages which have contributed to the highest consumer confidence levels since 2007. Household formations, a housing metric that had been lagging in the housing recovery, increased significantly during 2014. We believe that demand for new homes will strengthen further in 2015 as the U.S. economy continues to improve, although the improvement may be uneven from market to market based on local economic conditions. We also believe that the Federal Housing Finance Agency’s (“FHFA”) recent lowering of down payment requirements for Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) mortgage programs and the Federal Housing Administration’s decrease in mortgage insurance premiums are incremental positives for housing demand in 2015.

Competition

Real estate investment and finance is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities. Many of these may have greater resources than we do and may enjoy significant competitive advantages, such as a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, wastes, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we may also incur liability to tenants or other users of neighboring properties. We cannot assure our shareholders that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

In addition, as a non-bank lender of commercial loans, we are subject to various state and federal regulations regarding usury laws. State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of “points” and “fees” as “interest,” but may exclude payments in the form of “reimbursement of foreclosure expenses” or other charges found to be distinct from “interest.” While we contract for interest at a rate that is less than or equal to the applicable maximum amount of non-usurious interest and our loan documents and Texas law provide us with an opportunity to cure usurious charges, if the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate (under Texas law, the current maximum amount of non-usurious interest is 18% per annum) and we fail to cure, the form employed and the degree of overcharge are both immaterial to the determination that the loan is usurious. Statutes differ in their provision as to the consequences of a usurious loan. One group of statutes requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment (thus prohibiting the lender from foreclosing).

Employees

As of December 31, 2014, we had no employees; however, our Advisor Entities and affiliates of our Advisor Entities have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

Financial Information about Industry Segments

Our current business consists primarily of originating, purchasing and holding for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We will also make direct investments in land for development into single-family lots; however, we will not independently develop land. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC our registration statement in connection with the Offering. Copies of our filings with the SEC may be obtained from the website maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in United Development Funding Income Fund V

There is no public trading market for our shares; therefore, it will be difficult for shareholders to sell their shares. If a shareholder is able to sell their shares, the shareholder may have to sell them at a substantial discount from the public offering price. In addition, we do not have a fixed liquidation date, and the shareholder may have to hold their shares indefinitely.

There is no public market for our shares, and we cannot guarantee that one will ever develop. It will, therefore, be difficult for shareholders to sell their shares promptly, or at all. In addition, the price received for the sale of any of our common shares of beneficial interest is likely to be less than the proportionate value of our investments. At this time, we have no intention to list our shares, and we will seek to list our shares for trading on a national securities exchange only if our independent trustees believe listing would be in the best interest of our shareholders. As a result, we do not know if we will ever apply to list our shares for trading on a national securities exchange, or, if we do apply for listing, when such application would be made or whether it would be accepted. If our shares are listed, we cannot assure shareholders a public trading market will develop. We cannot assure shareholders that the price they would receive in a sale on a national securities exchange would be representative of the value of the assets we own or that it would equal or exceed the amount they paid for the shares. Furthermore, our declaration of trust does not provide a specific date on which we must liquidate. Therefore, shareholders should purchase the shares only as a long-term investment and they may have to hold their shares indefinitely.

The minimum purchase requirements and suitability standards imposed on prospective investors in the Offering also apply to subsequent purchasers of our shares. If shareholders are able to find a buyer for their shares, they may not sell their shares to such buyer unless the buyer meets the suitability standards applicable to him, which may inhibit a shareholder’s ability to sell their shares. Furthermore, we are limited in our ability to buy back shares pursuant to our repurchase program, including limits on the price we may pay for shareholders’ shares. Our board of trustees may reject any request for repurchase of shares or amend, suspend or terminate our share repurchase program at any time. Shareholders may not be able to sell their shares in the event of an emergency, and, if shareholders are able to sell their shares, they may have to sell them at a substantial discount from the public offering price. It is also likely that their shares would not be accepted as the primary collateral for a loan.

The prior performance of real estate investment programs sponsored by our co-sponsors and their affiliates may not be an indication of our future results.

We were formed in October 2013, and we have not engaged in any business operations prior to the Offering. Shareholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our co-sponsors and their affiliates. Moreover, if our capital resources, or those of our co-sponsors or their affiliates, are insufficient to support our operations, we will not be successful.

Shareholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours in an early stage of development, many of which may be beyond our control. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;
•	increase awareness of the United Development Funding name within the investment products market;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition both for investment opportunities and potential investors in us; and
•	build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause shareholders to lose all or a portion of their investment.

If we, through our Advisor Entities, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor Entities in the identification of real estate loans and other investments and the determination of any financing arrangements. We have not identified all of the properties to acquire or secured loans to originate or acquire with proceeds from the Offering. Shareholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Shareholders must rely entirely on the oversight of our board of trustees and the management ability of our Advisor Entities. We cannot be sure that our Advisor Entities will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved.

Shareholders will not have the opportunity to evaluate our investments before they are made.

We will seek to invest substantially all of the offering proceeds available for investments, after the payment of fees and expenses, in first lien and subordinated secured real estate loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and/or development of parcels of real property into single-family residential lots that will be marketed and sold to homebuilders. We also will make direct investments in land for development into single-family lots and joint ventures with real estate developers and land bankers. We will rely entirely on our Advisor Entities with respect to the acquisition of our investments, and shareholders generally will not be able to evaluate such investments. We cannot be sure that we will be successful in obtaining suitable investments. If we are unable to identify properties or loans that satisfy our investment objectives in a timely fashion, our business strategy and operations may be adversely affected.

The suspension of selling agreements by soliciting dealers participating in the Offering, or our inability to generate additional selling agreements with prospective soliciting dealers, will impact our ability to raise capital.

On October 29, 2014, American Realty Capital Properties, Inc. (“ARCP”) announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were not corrected after being discovered. As a result of this conclusion, ARCP’s audit committee commenced an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP. The dealer manager for the Offering, Realty Capital Securities, LLC (“Realty Capital Securities”), is a subsidiary of an entity that is under common ownership with the parent company of AR Capital. One of AR Capital’s principals is also the former executive chairman of ARCP. Subsequent to ARCP’s announcement that certain of its financial statements should no longer be relied upon, Realty Capital Securities was advised by several of the soliciting dealers participating in the Offering that they would suspend their soliciting dealer agreements with Realty Capital Securities. In March 2015, ARCP announced the conclusions of the investigation by its audit committee and the findings of certain accounting errors by ARCP and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. If broker-dealers do not rescind the suspension of their selling agreements with Realty Capital Securities, or do not otherwise enter into a selling agreement with Realty Capital Securities, as a result of the conclusions by ARCP’s audit committee and the restatement of ARCP’s financial statements, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and investing in properties or loans that satisfy our investment objectives. This could also adversely affect our ability to pay regular distributions to shareholders.

We may suffer from delays in locating suitable investments, particularly as a result of the current economic environment and capital constraints, which could adversely affect the return on shareholders’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of the current economic environment, capital constraints and our reliance on our Advisor Entities, particularly at a time when management of our Advisor Entities is simultaneously seeking to locate suitable investment for other programs, and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of home, thus reducing the number of homebuilders and developers that are able to receive such financing. In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease. Such decreases in the demand for secured loans could leave us with excess cash. In such instances, we plan to make short-term, interim investments with proceeds available from sales of shares and hold these interim investments, pending investment in suitable loans and real estate properties. Interest returns on these interim investments are usually lower than on secured loans and real estate properties, which may reduce the yield to holders of shares and our ability to pay distributions to our shareholders, depending on how long these interim investments are held.

When we invest in short-term, interim investments using proceeds from the sale of shares, those shareholders will nevertheless participate equally in our distributions of income with holders of shares whose sale proceeds have been invested in secured loans and real estate properties. This will favor, for a time, holders of shares whose purchase monies were invested in interim investments, to the detriment of holders of shares whose purchase monies are invested in normally higher-yielding secured loans and real estate properties.

The payment of distributions from sources other than our cash flow from operations reduces the funds available for real estate investments, and a shareholder’s overall return may be reduced.

Our organizational documents permit us to make distributions from any source. In the event we do not have enough cash to make distributions, we may borrow, use proceeds from the Offering, issue additional securities or sell assets in order to fund distributions. Because we have funded distributions from the net proceeds from the Offering, we will have fewer funds available for real estate investments, and a shareholder’s overall return may be reduced. Further, to the extent distributions exceed cash flow from operations, a shareholder’s basis in our common shares of beneficial interest will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

For the year ended December 31, 2014, we paid distributions of approximately $25,000 ($22,000 in cash and $3,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.6 million and funds from operations (“FFO”) of $(1.7) million. From October 1, 2013 (Date of Inception) through December 31, 2014, we paid cumulative distributions of approximately $25,000, as compared to cumulative FFO of approximately $(1.7) million (see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2014, we had approximately $38,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the year ended December 31, 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Year Ended December 31, 2014
Distributions paid in cash	$22,000
Distributions reinvested	3,000
Total distributions	$25,000
Source of distributions:
Cash from operations	$-	-
Proceeds from the Offering	25,000	100%
Total sources	$25,000	100%

We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses (calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

Competition with third parties in financing properties may reduce our profitability and the return on a shareholder’s investment.

Real estate investment and finance is a very competitive industry. We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate limited partnerships, other real estate investment trusts, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other entities, including entities that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Deterioration in the homebuilding industry or economic conditions could decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we will make loans and with whom we will enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels and job growth;

•	demographic trends, including population increases and decreases and household formation;

•	availability of financing for homebuyers;

•	interest rates;

•	affordability of homes;

•	consumer confidence;

•	levels of new and existing homes for sale, including foreclosed homes; and

•	housing demand.

These conditions may exist on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential homes sold by the homebuilders purchasing lots from developers to which we have loaned money and/or increase the absorption period in which such lots are purchased.

In the near term, we expect the majority of our investment activities will be in the Southeast and Southwest section of the United States, particularly in Texas. Deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders. We believe that the housing market conditions will continue to be challenging and we cannot predict the duration or ultimate severity of these challenges. Our operations could be negatively affected to the extent that any housing industry downturn is prolonged or becomes more severe. The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

We believe that since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. The director of the FHFA, James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by the FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury further announced an additional increase in the line of credit for the GSEs, guaranteeing the backing of all losses suffered by these enterprises. The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. To address systemic risk, in 2010 their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our shareholders.

We believe that the homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

We believe that since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. After reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales declined each year, year-over-year, to a low of approximately 306,000 new home sales in 2011 before rising to 368,000 in 2012, 428,000 in 2013 and 435,000 in 2014. We believe that the decline in new home sales was largely due to a decrease in consumer confidence, due principally to home price declines, elevated unemployment, and slow wage growth as well as the negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry. A decrease in the number of new homes sold may increase the likelihood of defaults on our loans and, consequently, may reduce our ability to pay distributions to our investors.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2007, the mortgage lending industry has experienced significant changes. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders tightened credit requirements and reduced residential mortgage lending. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

Even if potential customers do not need financing, changes in interest rates and the availability of mortgage financing products may make it harder for them to sell their current homes to potential buyers who need financing.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the homebuilders and developers to which we loan money and/or increase the absorption period in which such home lots are purchased and, consequently, increase the likelihood of defaults on our loans.

Increases in interest rates could increase the risk of default under our development loans.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots and construct homes. The developers and homebuilders obtain the money to repay our loans by selling the residential home lots to homebuilders or individuals, by building and selling single-family residences or by obtaining replacement financing from other lenders. The developers’ or homebuilders’ ability to repay our loans will be based primarily on the amount of money generated by the developers’ or homebuilders’ sale of their inventory of single-family homes or residential lots. If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease. In such an interest rate and/or mortgage climate, developers and homebuilders to whom we have loaned money may be unable to generate sufficient income from the resale of single-family homes or residential lots to repay our loans, which could reduce our ability to pay distributions to our shareholders.

In some cases, the loans we intend to make as part of our investments will be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

We plan to originate and purchase loans to unaffiliated third parties on land to be developed into single family-residential lots. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, and we generally will require a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain an unconditional guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our shareholders that we will obtain such an unconditional guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in finished lots or an undeveloped or partially developed parcel of real estate, which may have less value than a developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

In most cases, we obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans), and we also may require a pledge of all of the equity ownership interests in the borrower entity itself as additional security for our loans. In instances where we do not have a lien on the underlying real property, we obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our shareholders, will be adversely affected.

Our investments and participation agreements with borrowers will expose us to various risks and will not guarantee that we will receive any amount under such agreements.

The investments and participation agreements that we enter with borrowers will be separate from the loans that we will make to the borrowers. Participation agreements will be structured either as contracts entitling us to participate in the borrower’s profits or as joint venture investments organized as partnerships or limited liability companies in which we will have an equity interest. The participation agreements may represent an equity joint venture interest that will, and our investment will, expose us to all of the risks inherent in real estate investments generally and with real estate investments made with a co-venturer. These risks include, among others, the fact that there is no guaranteed return on the equity participations. In the event our loan is paid off prior to sale of the parcel, we would hold an equity participation that would be junior to any liens or claims against the parcel. Our joint venture participations could subject us to liabilities arising out of environmental claims or claims for injuries, tax levies or other charges against the owner of the parcel as well as from the risk of bankruptcy of our co-venturer.

We will be subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful development and sale of real estate parcels that we own or that serve as security for the loans we make to developers and that will be the subject of our participation agreements with borrowers. As a result, we will be subject to the general market risks of real estate development, including weather conditions, the price and availability of materials used in the development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects. In the event the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development may both increase, and the developer’s incentive to complete a particular real estate development may decrease. Such circumstances may reduce our profitability and the return on our shareholders’ investment.

If we are unable to raise substantial funds, we will be limited in the number and type of properties we may own or finance and the value of our shareholders’ investments will fluctuate with the performance of the specific investments we make.

We cannot assure shareholders as to the amount of proceeds that will be raised in the Offering. If we are unable to raise substantial funds in the Offering, we will purchase fewer real properties and originate and purchase fewer loans and equity positions, resulting in less diversification in terms of the number of real properties owned and financed, the geographic regions in which such real properties are located and the types of real properties securing the loans in which we invest. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Our shareholders’ investments in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of secured assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected, if we are unable to raise substantial funds.

If our Advisor Entities lose or are unable to obtain key personnel, or one or more of our key personnel decides to compete with us, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our shareholders’ investments.

Our success will depend to a significant degree upon the diligence, experience and skill of certain executive officers and other key personnel of our Advisor Entities and their affiliates, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood, Cara D. Obert, David A. Hanson and J. Brandon Jester, for the selection, acquisition, structuring and monitoring of our lending and investment activities. These individuals are not bound by employment agreements with us. If any of our key personnel were to cease their affiliation with us, our Advisor Entities or their affiliates, our operating results could suffer. Affiliates of our Advisor Entities maintain key person life insurance with respect to Mr. Greenlaw. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We also believe that our future success depends, in large part, upon the ability of our Advisor Entities to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure our shareholders that our Advisor Entities will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If the Advisor Entities lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

Our rights and the rights of our shareholders to recover claims against our independent trustees are limited, which could reduce our and our shareholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to certain exceptions, our declaration of trust provides that no independent trustee will be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our shareholders may have more limited rights against our independent trustees than might otherwise exist under common law, which could reduce our and our shareholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trustees (as well as by our other trustees, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our shareholders.

We will be required to disclose an estimated value per share of our common shares of beneficial interest prior to, or shortly after, the conclusion of the Offering, and such estimated value per share may be lower than the purchase price investors paid for our common shares in the Offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Trust.

To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons that participate in the Offering, pursuant to FINRA Conduct Rule 5110, we intend to prepare quarterly and annual estimations of our value per outstanding common share of beneficial interest. For this purpose, we intend to use the Offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the Offering price less the per share amount of the special distribution). This approach to valuing our shares may bear little relationship and may exceed what shareholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of the Trust.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of the Offering, our board of trustees may determine to modify the Offering price, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of the Offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our shareholders’ customer account statements will include a value per share that is less than the Offering price, because the amendment requires the “value” on the customer account statement to be equal to the Offering price less up-front underwriting compensation and certain organization and offering expenses.

The price at which shareholders purchase shares and any subsequent estimated values are likely to differ from the price at which a shareholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Trust, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no Securities and Exchange Commission, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships among us, our officers, our co-sponsors, our Advisor Entities and their affiliates, including the material conflicts discussed below. When conflicts arise among us, our officers, our co-sponsors and our Advisor Entities and their affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

Certain of the principals of our Advisor Entities will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our Advisor Entities and asset manager, including Mr. Etter, Mr. Greenlaw, Mr. Wissink, Mr. Hanson, Ms. Youngblood and Ms. Obert, are also principals, directors, employees, officers and equity holders of other entities and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we will address potential conflicts on a case-by-case basis. There is a risk that our Advisor Entities will choose an investment for us that provides lower returns to us than a loan made by another program. Investors will not have the opportunity to evaluate the manner in which any conflicts of interest involving the Advisor Entities and their affiliates are resolved before making their investment.

Our Advisor Entities and their affiliates, including all of our executive officers and some of our trustees, will face conflicts of interest caused by their compensation and reimbursement arrangements with us, which could reduce cash available for investment and distribution and result in actions that are not in the long-term best interests of our shareholders.

Our Advisor Entities and their affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the administration of our investments. They will be paid fees, which could be significant, and reimbursed expenses by us in connection with these services. The fees and reimbursement of expenses to which our Advisor Entities or their affiliates are entitled include organization and offering expenses, acquisition fees, advisory fees, debt financing fees, operating expenses and other fees as provided for under the advisory agreement. These fees and expense reimbursements will reduce the amount of cash available for investment in properties or distribution to shareholders and could influence our Advisor Entities’ advice to us as well as the judgment of affiliates of our Advisor Entities performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor Entities and their affiliates, including the advisory agreement and the sub-advisory agreement;
•	borrowings, which would increase the fees payable to our Advisor Entities;
•	whether and when we seek to list our common shares of beneficial interest on a national securities exchange, which listing could entitle our Advisor Entities to the payment of fees;
•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor Entities or their affiliates to the payment of fees; and
•	recommending investments with a higher investment price, which would generate increased acquisition and origination fees that are based on such investment price, rather than the performance of such investments.

We may compete with other programs sponsored by our co-sponsors for investment opportunities. As a result, our Advisor Entities may not cause us to invest in favorable investment opportunities, which may reduce our returns on our investments.

Our co-sponsors or their affiliates have sponsored existing programs with investment objectives and strategies similar to ours, and either of our co-sponsors may sponsor other similar programs in the future. As a result, we may make investments at the same time as one or more of the other UDFH or AR Capital-sponsored programs managed by officers and key personnel of our Advisor Entities. There is a risk that our Advisor Entities will not inform us about an investment that meets our investment guidelines and could be a suitable investment for us, or could inform us about an investment that provides lower returns to us than an investment that meets our investment guidelines made at the same time by another UDFH or AR Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor Entities and on behalf of managers of other UDFH or AR Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular acquisition opportunity to us. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

We will compete for investors with other programs sponsored by AR Capital, which could adversely affect the amount of capital we have to invest.

AR Capital is currently the sponsor of nine other non-traded REITs currently raising capital, the majority of which will have public offerings which are ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Realty Capital Securities is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our Offering could adversely affect our ability to raise all the capital we seek in our Offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

We will face risks relating to joint ventures with third parties that are not present with other methods of investing in properties and secured loans.

We may enter into joint ventures with unaffiliated third parties for the funding of loans or the acquisition of properties. We also may purchase loans in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in secured loans, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt, in which case our investment might become subject to the rights of the co-venturer or partner’s creditors and we may be forced to liquidate our investment before we otherwise would choose to do so;
•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our co-venturer or partner as to the best course of action with respect to the investment and which disagreement may not be resolved to our satisfaction;
•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or

•	that it may be difficult for us to sell our interest in any such co-venture or partnership.

Moreover, in the event we determine to foreclose on the collateral underlying a non-performing investment, we may be required to obtain the cooperation of our co-venturer or partner to do so. Our inability to foreclose on a property acting alone may cause significant delay in the foreclosure process, in which time the value of the property may decline.

As of December 31, 2014, we have not entered into any joint ventures.

The conflicts of interest faced by our officers and key personnel may cause us not to be managed solely in our investors’ best interests, which may adversely affect our results of operations and the value of our shareholders’ investments.

All of our officers and key personnel also are principals, officers or employees of our Advisor Entities or other affiliated entities that will receive fees in connection with the Offering and our operations. These persons are not precluded from working with, or investing in, any program either of our co-sponsors may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities, as well as any other business interests they may currently have or that they may develop in the future. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers and key personnel, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our shareholder’s investment.

Our officers and trustees face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to the investor.

Certain of our executive officers also are officers of our Advisor Entities or their affiliates. As a result, these individuals owe fiduciary duties to these other entities and their shareholders, which fiduciary duties may conflict with the duties that they owe to us and our shareholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) compensation to our Advisor Entities and (d) our relationship with our dealer manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to the investor and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

There is no separate counsel for certain of our affiliates and us, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, our Sub-Advisor and its affiliates and may in the future act as counsel to us, our Sub-Advisor and its affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. In the event that a dispute was to arise between us, our Sub-Advisor or any of its affiliates, separate counsel for such matters will need to be retained by one or more of the parties to assure that their interests are adequately protected.

Proskauer Rose LLP acts as counsel to our Advisor, our dealer manager and their affiliates and may in the future act as counsel to our Advisor, our dealer manager and their affiliates. There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all of such parties. In the event that a dispute was to arise between our Advisor, our dealer manager or any of their affiliates, separate counsel for such matters will need to be retained by one or more of the parties to assure that their interests are adequately protected.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, no person may own more than 9.8% of the value of our outstanding shares or more than 9.8% of the number or value, whichever is more restrictive, of our outstanding common shares. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide shareholders with the opportunity to receive a premium price for their shares.

Our declaration of trust permits our board of trustees to issue securities with terms that may subordinate the rights of the holders of our current common shares of beneficial interest or discourage a third party from acquiring us.

Our declaration of trust permits our board of trustees to issue up to 350,000,000 common shares of beneficial interest and up to 50,000,000 preferred shares of beneficial interest. Our board of trustees, without any action by our shareholders, may (1) amend our declaration of trust from time to time to increase or decrease the aggregate number of authorized shares or the number of shares of any class or series we have authority to issue or (2) classify or reclassify any unissued shares of beneficial interest from time to time in one or more classes or series of shares and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of repurchase of any such shares. Thus, our board of trustees could authorize the issuance of such shares with terms and conditions that could subordinate the rights of the holders of our current common shares of beneficial interest or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common shares of beneficial interest.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, certain “business combinations” between a Maryland real estate investment trust and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then outstanding voting shares of the company; or
•	an affiliate or associate of the company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding shares of the company.

A person is not an interested shareholder under the statute if the board of trustees approved in advance the transaction by which he, she or it otherwise would have become an interested shareholder. However, in approving a transaction, the board of trustees may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by the board of trustees. After the expiration of the five-year period described above, any such business combination between the Maryland real estate investment trust and an interested shareholder must generally be recommended by the board of trustees of the company and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding voting shares of the company; and
•	two-thirds of the votes entitled to be cast by holders of voting shares of the company other than voting shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder.

These super-majority vote requirements do not apply if the holder of the company’s common shares of beneficial interest receives a minimum price, as defined under Maryland law, for his, her or its shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for such shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of trustees before the time that the interested shareholder becomes an interested shareholder. Our board of trustees has exempted any business combination with UDFH or AR Capital or any affiliate of UDFH or AR Capital and, provided that such business combination is first approved by the board of trustees, any business combination with any other person. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and UDFH or AR Capital or any affiliate of UDFH or AR Capital or, if the board of trustees first approves the business combination, any other person. As a result, UDFH and AR Capital and any affiliate of UDFH and AR Capital or, if the board of trustees first approves the business combination, any other person may be able to enter into business combinations with us that may not be in the best interest of our shareholders, without compliance with the super-majority vote requirements and the other provisions of the business combination statute.

Should the board of trustees opt back in to the business combination statute or fail to first approve a business combination with any person other than UDFH or AR Capital or any affiliate of UDFH or AR Capital, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing trustees.

Under the Maryland Control Share Acquisition Act, a holder of “control shares” of a Maryland real estate investment trust acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the company’s disinterested shareholders by a vote of two-thirds of the votes entitled to be cast on the matter. Common shares of beneficial interest owned by interested shareholders, that is, by the acquirer, by officers or by employees who are trustees of the company, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” mean voting shares which, if aggregated with all other voting shares owned by an acquiring person or shares for which the acquiring person can exercise or direct the exercise of voting power, would entitle the acquiring person to exercise voting power in electing trustees within one of the following ranges of voting power:

•	one-tenth or more but less than one-third;
•	one-third or more but less than a majority; or
•	a majority or more of all voting power.

Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval or shares acquired directly from the real estate investment trust. A “control share acquisition” means the acquisition, directly or indirectly, of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the company is a party to the transaction or (2) to acquisitions approved or exempted by a company’s declaration of trust or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of our shares of beneficial interest. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our declaration of trust includes a provision that may discourage a person from launching a tender offer for our shares.

Our declaration of trust provides that any tender offer made by any person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. No shareholder may transfer any shares to an offeror who does not comply with these requirements without first offering such shares to us at the tender offer price offered in such tender offer. In addition, the non-complying offeror will be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our declaration of trust may discourage a person from initiating a tender offer for our shares and prevent our shareholders from receiving a premium price for their shares in such a transaction.

Shareholders’ investment returns will be reduced if we are required to register as an investment company under the Investment Company Act.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Even if the value of investment securities held by us or any of our wholly-owned or majority-owned subsidiaries were to exceed 40% of their respective total assets (exclusive of government securities and cash items), we intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the Securities and Exchange Commission, generally requires that at least 55% of an entity’s assets must be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,” and at least 80% of the entity’s assets must be comprised of qualifying assets and a broader category of assets that we refer to as “real estate-related assets.” Additionally, no more than 20% of the entity’s assets may be comprised of miscellaneous assets, which are assets that cannot be classified as qualifying real estate assets or real estate-related assets. Although we intend to monitor our portfolio periodically and prior to each investment, we may not be able to maintain this exclusion from registration.

For purposes of the exclusions provided by Section 3(c)(5)(C), we will classify our investments based on no-action letters issued by the staff of the Securities and Exchange Commission and other interpretive guidance from the Securities and Exchange Commission. However, these no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the Securities and Exchange Commission will concur with our classification of our assets. In addition, to the extent that the staff of the Securities and Exchange Commission provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. For example, on August 31, 2011, the Securities and Exchange Commission issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. Additional guidance from the staff of the Securities and Exchange Commission could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen. For example, if we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Such changes may prevent us from operating our business successfully.

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Further, we may not be able to invest in a sufficient number of qualifying real estate assets and/or real estate-related assets to comply with the exclusion from registration.

We may determine to operate through our operating partnership or other wholly-owned or majority-owned subsidiaries that may be formed in the future. If so, we intend to operate in such a manner that we would not come within the definition of an investment company under Section 3(a)(1) of the Investment Company Act, and we intend to operate our operating partnership and any other subsidiary or subsidiaries in a manner that would exclude such entities from registration under the Investment Company Act pursuant to the exclusions provided by Sections 3(c)(1), 3(c)(5)(C) or 3(c)(7) of the Investment Company Act.

As part of our Advisor’s obligations under the advisory agreement, our Advisor will agree to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions are severely limited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our advisory agreement, which could have a material adverse effect on our ability to operate our business and pay distributions.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”), which may require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the Securities and Exchange Commission determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold shareholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of the remaining exemptions, we do not know if some investors will find our common shares less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Shareholders have limited control over changes in our policies and operations.

Our board of trustees determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trustees may amend or revise these and other policies without a vote of the shareholders. Our declaration of trust sets forth the shareholder voting rights required to be set forth therein under the NASAA REIT Guidelines. Under our declaration of trust and the Maryland REIT Law, our shareholders currently have a right to vote only on the following matters:

•	the election or removal of trustees;
•	the amendment of our declaration of trust, except that our board of trustees may amend our declaration of trust without shareholder approval to:
•	change our name;
•	change the name or other designation or the par value of any class or series of shares and the aggregate par value of our shares;
•	increase or decrease the aggregate number of our authorized shares;
•	increase or decrease the number of the shares of any class or series that we have the authority to issue;
•	effect certain reverse share splits; or
•	qualify as a REIT under the Internal Revenue Code or the Maryland REIT Law;
•	our termination; and

•	certain mergers, consolidations and sales or other dispositions of all or substantially all of our assets.

All other matters are subject to the discretion of our board of trustees.

Our board of trustees may change the methods of implementing our investment policies and objectives without shareholder approval, which could alter the nature of a shareholder’s investment.

Our declaration of trust requires that our independent trustees review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. The methods of implementing our investment policies, objectives and procedures may be altered by our board of trustees without the approval of our shareholders. As a result, the nature of our shareholders’ investment could change without their consent.

Shareholders are limited in their ability to sell their shares pursuant to our repurchase program.

Any investor requesting repurchase of their shares pursuant to our share repurchase program will be required to certify to us that such investor acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Shareholders also should be fully aware that our share repurchase program contains certain restrictions and limitations. Shares will be repurchased on a monthly basis. If funds are not available to accept all requested repurchases at the end of each month, pending requests will be honored as follows: first, pro rata as to repurchases upon the death of a shareholder; next, pro rata as to shareholders who demonstrate to our satisfaction another involuntary exigent circumstance, such as bankruptcy; and finally, pro rata as to other repurchase requests, with a priority given to the earliest repurchase requests received by us. We will not repurchase in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period immediately prior to the repurchase date. In addition, the cash available for repurchase generally will be limited to 1% of our operating cash flow from the previous fiscal year plus any proceeds from our distribution reinvestment plan. Further, our board of trustees reserves the right to reject any request for repurchase or to terminate, suspend, or amend the share repurchase program at any time. Therefore, in making a decision to purchase shares, shareholders should not assume that they will be able to sell any of their shares back to us pursuant to our repurchase program.

If shareholders are able to resell their shares to us pursuant to our repurchase program, they will likely receive substantially less than the fair market value for their shares.

The purchase price for shares we repurchase under our repurchase program, for the period beginning after a shareholder has held the shares for a period of one year, will be (1) 92% of the purchase price (or estimated value, if determined by our board of trustees) for any shares held less than two years, (2) 94% of the purchase price (or estimated value, if determined by our board of trustees) of any shares held for at least two years but less than three years, (3) 96% of the purchase price (or estimated value, if determined by our board of trustees) of any shares held at least three years but less than four years, (4) 98% of the purchase price (or estimated value, if determined by our board of trustees) of any shares held at least four years but less than five years and (5) for any shares held at least five years, the purchase price actually paid for the shares (or estimated value, if determined by our board of trustees). However, at any time we are engaged in an offering of our shares, the per share price for shares purchased under our repurchase program will always be equal to or less than the applicable per share offering price. The price we will pay for repurchased shares will be offset by any net proceeds from capital transactions previously distributed to the redeeming shareholder as a return of capital. Accordingly, shareholders would likely receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

A shareholder’s interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value of our shares.

The prices we may pay for shares repurchased under our share repurchase program may exceed the net asset value of such shares at the time of repurchase. If this were to be the case, investors who do not elect or are unable to have some or all of their shares repurchased under our share repurchase program would suffer dilution in the value of their shares as a result of repurchases. We intend to create a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and dealer manager fees we will incur in connection with the Offering in order to cause the net asset value of the company to be on parity with or greater than the amount we may pay for shares under our share repurchase program. However, it is likely that non-redeeming shareholders will experience dilution as a result of repurchases which occur at a time when the net asset value has decreased, regardless of the reserve.

We will have broad discretion in how we use the net proceeds of the Offering.

We will have broad discretion in how to use the net proceeds of the Offering, and shareholders will be relying on our judgment regarding the application of these proceeds. Shareholders will not have the opportunity to evaluate the manner in which the net proceeds of the Offering are invested or the economic merits of particular assets to be acquired or loans to be made.

The Advisor Entities’ subordinated incentive fee may create an incentive for the Advisor Entities to make speculative investments.

Because the incentive fee is subordinate to the payment of cumulative distributions to our shareholders, the interests of our Advisor Entities are not wholly aligned with those of our shareholders. The subordinated nature of the incentive fee means that our Advisor Entities will not receive such fee if our investments result only in minimal returns. Our Advisor Entities’ subordinated incentive fee may create an incentive for the Advisor Entities to advise us to make investments that have a higher potential return but are riskier or more speculative than would be the case in the absence of this incentive fee.

We are under no obligation to continue to pay cash distributions. Distributions may be paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control, that can affect the availability and timing of cash distributions to shareholders. Distributions will be based principally on cash available from our loans, real estate securities, property acquisitions and other investments. The amount of cash available for distributions will be affected by our ability to invest in real estate properties, secured loans, mezzanine loans or participations in loans as offering proceeds become available, the yields on the secured loans in which we invest, amounts set aside to create a retained earnings reserve and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that income from the properties we purchase or the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to shareholders. Our actual results may differ significantly from the assumptions used by our board of trustees in establishing the distribution rate to shareholders. In addition, our board of trustees, in its discretion, may reinvest or retain for working capital any portion of our cash on hand. We cannot assure our shareholders that sufficient cash will be available to pay distributions to them.

Adverse market and economic conditions will negatively affect our returns and profitability.

Our results are sensitive to changes in market and economic conditions such as the level of employment, consumer confidence, consumer income, the availability of consumer and commercial financing, interest rate levels, supply of new and existing homes, supply of finished lots and the costs associated with constructing new homes and developing land. We may be affected by market and economic challenges, including the following, any of which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our secured loans may be located:

•	poor economic conditions resulting in a slowing of new home sales and corresponding lot purchases by builders, further resulting in defaults by borrowers under our secured loans;
•	job transfers and layoffs causing new home sales to decrease;
•	lack of liquidity in the secondary mortgage market;
•	tighter credit standards for homebuyers;
•	general unavailability of commercial credit; and
•	illiquidity of financial institutions.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. Periodically, we may have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our shareholders’ investments.

Our dealer manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, Inc.; any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect the Offering or the pace at which we raise proceeds.

In April 2013, the dealer manager of the Offering received notice and a proposed Letter of Acceptance, Waiver and Consent (“AWC”) from FINRA, the self-regulatory organization that oversees broker-dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, the dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, the dealer manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against the dealer manager in connection with the above AWC, the dealer manager could be adversely affected, which could affect our ability to raise capital.

Risks Related to the Secured Loan Lending Business

Defaults on our secured loans will reduce our income and shareholders’ distributions.

Because a significant number of our assets will be secured loans, failure of a borrower to pay interest or repay a loan will have adverse consequences on our income. For example:

•	failure by a borrower to repay loans or interest on loans will reduce our income and, consequently, distributions to our shareholders;
•	we may not be able to resolve the default prior to foreclosure of the property securing the loan;
•	we may be required to expend substantial funds for an extended period to complete or develop foreclosed properties;

•	the subsequent income and sale proceeds we receive from the foreclosed properties may be less than competing investments; and
•	the proceeds from sales of foreclosed properties may be less than our investment in the properties.

Our operating results may be negatively affected by regulatory factors we cannot control or predict, such as eminent domain.

We expect to own interests in real estate and invest in loans secured by real estate. Investments in real estate may involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that one or more of our properties may be condemned and taken by the local, state or federal government in an eminent domain proceeding. If we are forced to give up some of our real estate, we may not realize a profit on such real estate, which could negatively affect our results of operations, financial condition and ability to pay distributions.

Investments in unimproved real property and land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 10% of our gross offering proceeds in loans to purchase unimproved real property. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

•	until disposition, the property does not generate income for the borrower to make loan payments;
•	the completion of planned development may require additional development financing by the borrower, which may not be available;
•	depending on the velocity or amount of lot sales to developers or homebuilders, demand for land may decrease, causing the price of the land to decrease;
•	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and
•	lot sale contracts are generally not “specific performance” contracts, and the borrower may have no recourse if a homebuilder elects not to purchase lots.

Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to some of our loans. We may invest in: (a) second mortgage loans (some of which are also secured by pledges); (b) mezzanine loans (which are secured by pledges); and (c) wraparound mortgage loans. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Credit enhancements provided by us are subject to specific risks relating to the particular borrower and are subject to the general risks of investing in residential real estate.

We may provide credit enhancements to real estate developers, land bankers and other real estate investors (such credit enhancements may take the form of a loan guarantee to a third party-lender, the pledge of assets, a letter of credit or an inter-creditor agreement provided by us to a third-party lender for the benefit of a borrower and are intended to enhance the creditworthiness of the borrower, thereby affording the borrower credit at terms it would otherwise be unable to obtain). Our provision of credit enhancements will involve risks relating to the particular borrower under the third-party loan, including the financial condition and business outlook of the borrower. In addition, the borrowers who receive our credit enhancements are subject to the risks inherent in residential real estate discussed herein.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any). A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment of principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully amortizing mortgage loan. Borrowers utilizing interest only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral, which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Loans with respect to projects consisting of homes priced above conforming loan limits could reduce mortgage availability or prevent potential customers from buying new homes, which could adversely affect our business or our financial results.

We will generally finance projects where the completed subdivision will consist of homes priced at or below the “conforming loan” limits for the specific geographic region. We believe that such finance projects will likely represent 80% of our investments, with approximately 20% of our investments representing finance projects consisting of homes priced above conforming loan limits. Conforming loans are loans that are eligible for purchase in the secondary market by government sponsored agencies or insured by an agency of the U.S. government. Conforming loan limits are approximately 150% of the median home price of the respective housing market, adjusted for the specific market. Projects that consist of homes priced above the conforming loan limits for the specific geographic region may have reduced mortgage availability as a result of fewer loan products and stricter loan qualification standards. To the extent that we finance such projects, this reduced mortgage availability may make it more difficult for potential homebuyers to qualify for loans in excess of conforming loan limits in order to finance the purchase of the finished homes; in addition, reduced availability of mortgage financing products may make it harder for potential customers to sell their existing homes to potential buyers who need financing. This could reduce the demand for such homes, which may reduce the amount and price of the residential home lots sold by the homebuilders and developers to which we loan money and/or increase the absorption period in which such home lots are purchased and, consequently, increase the likelihood of defaults on our loans.

Larger loans result in less portfolio diversity and may increase risk and the concentration of loans with a common borrower may increase our risk.

We will invest in loans that individually constitute an average amount equal to the lesser of (a) 0.25% to 1.5% of the total amount raised in the Offering, or (b) $2.5 million to $15 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our largest loan to a single borrower will not exceed an amount equal to 20% of the good faith expected total capital contributions to be raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Investments in properties at a higher loan-to-value ratio may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which could result in losses to us.

We may invest in property in which the total amount of all secured loans outstanding on the property, including our loans with respect to the property, exceeds 85% of the appraised value of the property if substantial justification exists because of the presence of other underwriting criteria. Investment in properties where the combined loan-to-value ratio exceeds 85% may be riskier then investments in property with a combined loan-to-value ratio of less than 85%, because a decrease in the value of the underlying property due to market or other factors may cause the borrower to hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into loans with a higher loan-to-value ratio. In the event of a defaulted loan, we would foreclose on the underlying collateral, which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Incorrect or changed property values could result in losses and decreased distributions to shareholders.

We will depend primarily upon our real estate security to protect us on the loans that we make. We will depend partly upon the skill of independent appraisers to value the security underlying our loans and partly upon our Advisor Entities’ internal underwriting and appraisal process. However, notwithstanding the experience of the appraisers selected by our Advisor Entities, they or our Advisor Entities may make mistakes, or regardless of decisions made at the time of funding, market conditions may deteriorate for various reasons, causing a decrease to the value of the security for our loans. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our shareholders.

Changes in market interest rates may reduce our income and distributions to our shareholders.

A substantial portion of all of our loans will be fixed-interest rate loans. Market yields on investments comparable to the yield on the shares could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield our shareholders may obtain from these other investments. We also will make loans with variable interest rates, which will cause variations in the yield to us from these loans. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to our shareholders. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable secured loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

Some losses that borrowers might incur may not be insured and may result in defaults that would increase shareholders’ risk.

Our loans will require that borrowers of interim construction loans carry hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses.

Foreclosures create additional ownership risks to us of unexpected increased costs or decreased income.

When we acquire property by foreclosure, we have economic and liability risks as the owner, including:

•	less income and reduced cash flows on foreclosed properties than could be earned and received on secured loans;
•	being reliant on selling the lots to homebuilders;
•	being reliant on selling the land to developers, homebuilders or other real estate investors;
•	having to control construction or development and holding expenses;
•	having to cope with general and local market conditions;
•	having to comply with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection; and
•	possible liability for injury to persons and property.

If any of these risks were to materialize, then the return on the particular investment could be reduced, and our business, financial condition and results of operations could be adversely affected.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws. There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our shareholders.

General Risks Related to Investments in Real Estate

Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results will be subject to risks generally incident to the ownership of assets related to the real estate industry, including:

•	changes in interest rates and availability of permanent mortgage funds;
•	changes in general economic or local conditions;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure our shareholders that we will be profitable or that we will realize growth in the amount of income we receive from our investments.

We expect to borrow money to make loans or purchase some of our real estate assets. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to make loans or purchase assets, which will harm our results of operations. Furthermore, if we borrow money, our shareholders’ risks will increase if defaults occur.

We may incur substantial debt. Our board of trustees has adopted a policy to generally limit our aggregate borrowings to 50% of the aggregate fair market value of our real estate properties or secured loans once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any. However, we are permitted by our declaration of trust to borrow up to 300% of our net assets, and may borrow in excess of such amount if such excess borrowing is approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. Loans we obtain will likely be secured with recourse to all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

Our ability to achieve our investment objectives depends, in part, on our ability to borrow money in sufficient amounts and on favorable terms. We expect to depend on a few lenders to provide the primary credit facilities for our investments, although we currently do not have any established financing sources. In addition, our future indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our investment assets under adverse market conditions, which would harm our results of operations and may result in permanent losses. In addition, loans we obtain may be secured by all of our assets, which will put those assets at risk of forfeiture if we are unable to pay our debts.

Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.

Domestic and international financial markets recently experienced significant dislocations which were brought about in large part by failures in the U.S. banking system. These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If this dislocation in the credit markets persists, our ability to borrow monies to finance investments in real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of real estate investments we can make, and the return on the investments we do make likely will be lower. All of these events could have an adverse effect on our results of operations, financial condition and ability to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our borrowers’ ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. The borrower’s failure to perform may necessitate legal action by us to compel performance. Performance also may be affected or delayed by conditions beyond such borrower’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other such factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under certain circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, waste, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we also may incur liability to tenants or users of neighboring properties. We cannot assure our shareholders that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our shareholders.

Terrorist attacks or other acts of violence or war may affect the industry in which we operate, our operations and our profitability.

Terrorist attacks may harm our results of operations and our shareholders’ investment. We cannot assure our shareholders that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or the property underlying our loans. Losses resulting from these types of events are generally uninsurable. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets. They could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could negatively impact borrowers’ ability to repay loans we make to them or harm the value of the property underlying our investments, both of which would impair the value of our investments and decrease our ability to make distributions to our shareholders.

We will be subject to risks related to the geographic concentration of the properties securing the loans and equity investments we make.

Although we may purchase loans and make investments throughout the contiguous United States, initially we expect the majority of investments will be in the Southeastern and Southwestern United States, with an initial focus of substantially all of our investing and lending (90% or more) in the major Texas submarkets, and subsequently in the North Carolina, South Carolina, Georgia, Arizona and Florida residential real estate submarkets. However, if the residential real estate market or general economic conditions in these geographic areas decline to an extent greater than we forecast, or recover to a lesser extent than we forecast, our and our borrowers’ ability to sell lots and land located in these areas may be impaired, we may experience a greater rate of default on the loans or other investments we make with respect to real estate in these areas, and the value of the lots and parcels in which we invest and that are underlying our investments in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

We will be subject to a number of legal and regulatory requirements, including regulations regarding interest rates, mortgage laws, securities laws and the taxation of REITs or business trusts, which may adversely affect our operations.

Federal and state lending laws and regulations generally regulate interest rates and many other aspects of real estate loans and contracts. Violations of those laws and regulations could materially adversely affect our business, financial condition and results of operations. We cannot predict the extent to which any law or regulation that may be enacted or enforced in the future may affect our operations. In addition, the costs to comply with these laws and regulations may adversely affect our profitability. Future changes to the laws and regulations affecting us, including changes to mortgage laws and securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs or business trusts, could make it more difficult or expensive for us to comply with such laws or otherwise harm our business.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We have not yet elected to be taxed as a REIT. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury regulations promulgated thereunder and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ return on their investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our shareholders.

In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell a property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our shareholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our shareholders. Though a sale of the property by a TRS may eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our shareholders. As a result, the amount available for distribution to our shareholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we may be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner that satisfies the requirements for qualification as a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ return on their investment.

Certain fees paid to us may affect our REIT status.

Certain fees and income we receive could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. We will use all reasonable efforts to structure our activities in a manner that satisfies the requirements for qualification as a REIT. Our failure to qualify as a REIT would adversely affect our shareholders’ return on their investment.

Shareholders may have tax liability on distributions they elect to reinvest in our common shares of beneficial interest, and they may have to use funds from other sources to pay such tax liability.

If shareholders elect to have their distributions reinvested in our common shares of beneficial interest pursuant to our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested that does not represent a return of capital. As a result, unless a shareholder is a tax-exempt entity, a shareholder may have to use funds from other sources to pay their tax liability on the distributions reinvested in our shares.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce our cash available for distribution to our shareholders.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return our shareholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our shareholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the interest on our secured loans or the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We also may be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly make secured loans or own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our shareholders.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common shares of beneficial interest. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act requires certain shareholders who are U.S. citizens and resident aliens and certain estates or trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax applies broadly to essentially all dividends and all gains from dispositions of shares, including dividends from REITs and gain from dispositions of REIT shares, such as our common shares of beneficial interest.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our shareholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our shareholders, and we thus expect to avoid the “double taxation” to which other companies are typically subject.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our declaration of trust provides our board of trustees with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our shareholders. Our board of trustees has fiduciary duties to us and our shareholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our shareholders.

Equity participation in secured loans may result in taxable income and gains from these properties which could adversely impact our REIT status.

If we participate under a secured loan in any appreciation of the properties securing the secured loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property. This could affect our ability to qualify as a REIT.

Distributions to tax-exempt investors may be classified as unrelated business taxable income (“UBTI”) and tax-exempt investors would be required to pay tax on such income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common shares of beneficial interest nor gain from the sale of shares should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:

•	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our shares may be treated as UBTI if our shares are predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);
•	part of the income and gain recognized by a tax-exempt investor with respect to our shares would constitute UBTI if such investor incurs debt in order to acquire the common shares of beneficial interest; and
•	part or all of the income or gain recognized with respect to our common shares of beneficial interest held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.

Distributions to foreign investors may be treated as ordinary income distributions to the extent that they are made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our shares if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares.

A foreign investor disposing of a U.S. real property interest, including shares of a U.S. entity whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of shares in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s shares, by value, have been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure shareholders that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless the shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares of beneficial interest.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain distribution.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain distribution by us, which distribution is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain distributions paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

We encourage foreign investors to consult their tax advisor to determine the tax consequences applicable to them.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If our shareholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or the Internal Revenue Code as a result of an investment in our common shares of beneficial interest, they could be subject to civil (and criminal, if their failure is willful) penalties.

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as individual retirement accounts (“IRAs”) or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Accounts described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our shares. If investors are investing the assets of a plan or IRA in our common shares of beneficial interest, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code applicable to their plan or IRA, and other applicable provisions of ERISA and the Internal Revenue Code applicable to their plan or IRA;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA (including their plan’s investment policy, if applicable);
•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and all other applicable provisions of ERISA and the Internal Revenue Code that may apply to their plan or IRA;
•	their investment will not impair the liquidity needs of the plan or IRA, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;
•	their investment will not produce UBTI for the plan or IRA;
•	they will be able to value the assets of the plan or IRA annually or more frequently in accordance with ERISA and Internal Revenue Code requirements and any applicable provisions of the plan or IRA;
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and
•	our assets will not be treated as “plan assets” of their plan or IRA.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil (and, if willful, criminal) penalties and could subject the responsible fiduciaries to liability and equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs, the tax-exempt status of the IRA may be lost.

This summary does not include a discussion of any laws, regulations, or statutes that may apply to investors not covered by ERISA, including, for example, plans or arrangements that constitute governmental plans or church plans which are exempt from ERISA and many Internal Revenue Code requirements. For such plans and arrangements, applicable laws (such as state laws) may impose fiduciary responsibility requirements in connection with the investment of assets, and may have prohibitions that operate similarly to the prohibited transaction rules of ERISA and the Internal Revenue Code, but which may also vary significantly from such prohibitions. For any governmental or church plan, or other plans or arrangements not subject to ERISA, those persons responsible for the investment of the assets of such plans or arrangements should carefully consider the impact of such laws on an investment in our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not maintain any physical properties. Our operations are conducted at the corporate offices of our Advisor at 1301 Municipal Way, Grapevine, Texas 76051.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for our shares will develop. This illiquidity creates a risk that a shareholder may not be able to sell shares at a time or price acceptable to the shareholder. Until we disclose an estimated per share value based upon a valuation, which we anticipate will not occur until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, we intend to use the Offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value (unless we have made a special distribution to shareholders of net proceeds from our investments prior to the date of determination of the per share value, in which case we will use the Offering price less the per share amount of the special distribution). Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of the Offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our shareholders’ customer account statements will include a value per share that is equal to the Offering price less up-front underwriting compensation and certain organization and offering expenses. After 150 days following the second anniversary of the date on which we broke escrow in the Offering, we will be required to publish an estimated per share value based on a valuation (although we may do so sooner if our board of trustees so directs), and we will be required to publish an updated estimated per share value on at least an annual basis thereafter. Our board of trustees will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:

•	the estimated value per share would actually be realized by our shareholders upon liquidation, because these estimates do not necessarily indicate that all loans will be paid in full or the price at which properties can be sold;
•	our shareholders would be able to realize estimated net asset values if they were to attempt to sell their shares, because no public market for our shares exists or is likely to develop;
•	the estimated value per share would be related to any individual or aggregated value estimates or appraisals of our assets; or
•	that the value, or method used to establish value, would comply with ERISA or Internal Revenue Code requirements.

Holders

As of March 19, 2015, we had approximately 832,194 common shares of beneficial interest outstanding that were held by a total of approximately 471 shareholders.

Distribution Reinvestment Plan

Our DRIP allows our shareholders to elect to purchase our common shares with our distributions. We are offering 13,157,895 shares for sale pursuant DRIP at a price equal to 95% of the estimated value of one share as estimated by our board of trustees, until the earliest to occur of: (1) the issuance of all shares reserved for issuance pursuant to the DRIP; (2) the termination of the Offering and any subsequent offering of DRIP shares pursuant to an effective registration statement; or (3) the determination by our board of trustees that the number of our shares traded in a secondary market is more than a de minimis amount. Until our board of trustees determines the estimated value of one share, the estimated value of one share shall be the offering price per share in the Offering. Therefore, the purchase price per share under our DRIP will be $19 until our board of trustees determines the estimated value of one share. If shares authorized and reserved for issuance pursuant to the DRIP remain available for issuance, shares are being offered to the public pursuant to the Offering or a subsequent offering, and our shares are being traded in a secondary market and the amount of such shares traded is more than a de minimis amount, we will invest distributions in shares at a price equal to the most recent per share price at which our shares were traded in the secondary market prior to the close of business on the last business day prior to the date of the distribution. We reserve the right to reallocate the shares of our common stock we are offering between the primary offering and the DRIP.

Share Repurchase Program

We have adopted a share repurchase program that enables our shareholders to sell their shares back to us in limited circumstances. Generally, this program permits shareholders to sell their shares back to use after they have held their shares for at least one year. Except as described below for repurchases upon the death of a shareholder (in which case we may waive the minimum holding periods), prior to establishing the estimated value of our shares, the repurchase price, for the period beginning after a shareholder has held the shares for a period of one year, will be: (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held at least four years but less than five years and (5) for any shares held at least five years, the purchase price actually paid for the shares. However, at any time we are engaged in an offering of our shares, the per share price for shares purchased under our repurchase program will always be equal to or less than the then-current per share offering price.

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for repurchase, (3) change the repurchase price, or (4) terminate, suspend and/or reestablish our share repurchase program. In respect of shares repurchased upon the death of a shareholder, we will not repurchase in excess of 1% of the weighted average number of shares outstanding during the prior twelve-month period immediately prior to the date of repurchase, and the total number of shares we may repurchase at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the repurchase date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for repurchase will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP.

No common shares of beneficial interest have been repurchased as of December 31, 2014.

Distributions

Distributions will be authorized at the discretion of our board of trustees, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;
•	our operating and interest expenses;
•	the ability of borrowers to meet their obligations under the loans;
•	the amount of distributions received by us from our indirect real estate investments;
•	the ability of our clients to sell finished lots to homebuilders;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay daily distributions to our shareholders monthly in arrears. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to these distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees will periodically authorize additional, special distributions. All distributions are paid in cash and DRIP shares.

Our board of trustees has authorized distributions for our shareholders of record beginning as of the close of business on each day for the period commencing on November 21, 2014 and ending on June 30, 2015 at a daily distribution rate of $0.0040274 per common share of beneficial interest, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution. See Note O, “Subsequent Events” to our accompanying consolidated financial statements for further discussion of our authorized distributions for the period commencing on January 1, 2015 and ending on June 30, 2015.

In addition to the distributions discussed above, the following table represents all special distributions authorized by our board of trustees through December 31, 2014:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)

November 21, 2014	November 21, 2014	$0.0040274	December 24, 2014

(1)	Represents the date the distribution was authorized by our board of trustees.
(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.
(3)	Represents the distribution rate per common share of beneficial interest on the record date.
(4)	Represents the date the special distribution was paid in cash.

We made the following distributions to our shareholders for the year ended December 31, 2014:

Period Ended	Date Paid	Distribution Amount

November 30, 2014	December 24, 2014	$25,000

For the year ended December 31, 2014, we paid distributions of approximately $25,000 ($22,000 in cash and $3,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.6 million. From October 1, 2013 (Date of Inception) through December 31, 2014, we paid cumulative distributions of approximately $25,000, as compared to cumulative FFO of approximately $(1.7) million (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” below for a discussion of FFO). As of December 31, 2014, we had approximately $38,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid during the year ended December 31, 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	December 31, 2014
Distributions paid in cash	$22,000
Distributions reinvested	3,000
Total distributions	$25,000
Source of distributions:
Cash from operations	$-	-
Proceeds from the Offering	25,000	100%
Total sources	$25,000	100%

In our initial quarter of operations, we did not generate enough cash from operations to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as proceeds from our Offering and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Distributions in excess of our operating cash flows have been funded via financing activities, specifically proceeds from issuance of common shares of beneficial interest and borrowings under our credit facilities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured a note payable to manage the timing of our cash receipts and funding requirements. Over the long term, we expect that substantially all of our distributions will be funded from operating cash flow.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering a public offering of up to 37,500,000 common shares of beneficial interest to be offered at a price of $20 per share, was declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our DRIP for $19 per share. Therefore, an aggregate of $1 billion of our common shares of beneficial interest are being offered pursuant to the Offering. We reserve the right to reallocate the common shares of beneficial interest registered in the Offering between the primary offering portion of the Offering and the DRIP.

The shares are being offered by Realty Capital Securities, the exclusive dealer manager for the Offering, and select members of FINRA on a reasonable best efforts basis, which means the dealer manager and soliciting dealers will only be required to use their reasonable best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares.

On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. In addition, we have special escrow provisions for residents of Pennsylvania and Washington, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania and Washington.

As of December 31, 2014, we had issued an aggregate of 498,756 common shares of beneficial interest in the Offering, consisting of 498,618 common shares of beneficial interest in accordance with the primary offering portion of the Offering in exchange for gross proceeds of approximately $10.0 million and 138 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $3,000. Including DRIP proceeds, the net offering proceeds to us, after deducting approximately $1.2 million of offering costs, were approximately $8.8 million. Of the offering costs, approximately $199,000 was paid to our Advisor Entities or affiliates of our Advisor Entities for organization and offering expenses and approximately $959,000 was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of December 31, 2014, we had purchased or entered into 2 loans with aggregate, maximum loan amounts totaling approximately $53.0 million. We had approximately $37.9 million of commitments to be funded under terms of the notes receivable.

We pay our Advisor Entities or affiliates of our Advisor Entities, Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. As of December 31, 2014, we have paid our Advisor Entities or affiliates of our Advisor Entities approximately $264,000 for Acquisition and Origination Fees, as discussed in Note B to our accompanying consolidated financial statements.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage you to read the consolidated financial statements and the notes accompanying the consolidated financial statements included in this Annual Report. This information is not intended to be a replacement for the consolidated financial statements.

	Net Interest Income	Net Interest Income After Provision For Loan Losses	Net Loss	Net Loss Per Share of Beneficial Ownership	Weighted Average Shares Outstanding
2014
First quarter	$-	$-	$(8)	$-	10,000
Second quarter	$-	$-	$(277)	$(0.03)	10,000
Third quarter	$-	$-	$(19,491)	$(1.95)	10,000
Fourth quarter	$102,342	$89,056	$(1,727,187)	$(166.21)	10,392

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. In addition, we have special escrow provisions for residents of Pennsylvania and Washington, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania and Washington.

We intend to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition and/or development of parcels of real property as single-family residential lots. We also intend to make direct investments in land for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ended December 31, 2015, which is the first year in which we will have material operations. As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operated in a manner that will enable us to remain qualified as a REIT for federal income tax purposes.

Our loan portfolio, consisting of notes receivable, was approximately $14.6 million as of December 31, 2014. Provision for loan losses was approximately $13,000 for the year ended December 31, 2014.

Our cash balance was approximately $2.6 million as of December 31, 2014. Our cash balance will fluctuate as gross proceeds are raised with the Offering and with the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with both fund-level and asset-level indebtedness was approximately $27,000 for the year ended December 31, 2014.

Net (loss) was approximately $(1.7) million for the year ended December 31, 2014, and net (loss) per share of beneficial interest was approximately $(172.99) for the same period. Our net (loss) per share of beneficial interest is calculated based on net (loss) divided by the weighted average shares of beneficial interest outstanding. Such net (loss) per share of beneficial interest may fluctuate as gross proceeds are raised with the Offering and with the deployment of funds available.

As of December 31, 2013, no significant operations had commenced, as we did not commence active operations prior to our receipt and acceptance of subscriptions for a minimum of 100,000 common shares of beneficial interest for gross offering proceeds of $2.0 million.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with generally GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Notes Receivable

Notes receivable are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals; and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note F to the consolidated financial statements, these costs have been reimbursed to our Advisor by the Trust.

Interest Income and Non-Interest Income Recognition

Interest income on notes receivable is recognized over the life of the note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 and 2013, we were accruing interest on all notes receivable.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2014, approximately $508,000 of unamortized commitment fees are included as an offset of notes receivable. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to our Advisor Entities or their affiliates, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”). The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Acquisition and Origination Fees are expensed as incurred. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Income Taxes

The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2015, as it is the first year in which the Trust will have material operations. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

FASB ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal year ended December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013.

Impact of Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables — Troubled Debt Restructuring by Creditors (“ASU 2014-04”).  This guidance clarifies that when an “in substance repossession or foreclosure” occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments of ASU 2014-04 also require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Trust does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Loan Portfolio

Loan Portfolio

For loans in which we are a subordinate lender, we are generally second in lien priority behind the senior lender. In some cases, we permit builders to file performance deeds of trust in second priority behind the senior lender. In such cases, we are generally third in lien priority behind the senior lender and the builder performance deeds of trust. For loans in which we are a subordinate lender, the aggregate of all loan balances on an individual project, both senior and subordinated, divided by the value of the collateral is 85% or less, unless substantial justification to exceed an 85% loan-to-value ratio exists because of the presence of other underwriting criteria.

We may secure our loans with pledges of equity interests in lieu of, or in addition to, real property liens.  Pledges of equity interests are documented by pledge agreements, assignments of equity interests, and uniform commercial code (“UCC”) financing statements.  In some cases, we also secure assignments of distributions to secure our pledges of equity interests.  Should a loan secured by a pledge of equity interests default, we may foreclose on the pledge of equity interests through a personal property foreclosure under the terms of the pledge agreement and the UCC.

We may secure our loans with assignments of reimbursement rights in lieu of, or in addition to, real property liens.  Assignments of reimbursement rights are documented by deeds of trust or by assignments and UCC financing statements.  Should a loan secured by an assignment of reimbursement rights default, we may foreclose on the reimbursement rights either in conjunction with a real property foreclosure or through a personal property foreclosure under the terms of the UCC.

As of December 31, 2014, we had purchased or entered into 2 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $53.0 million, of which approximately $37.9 million has yet to be funded.

As of December 31, 2014, our largest individual borrower comprised approximately 68% of the outstanding balance of our portfolio and 1.4% of the estimated gross proceeds of the Offering.

As of December 31, 2014, interest rates were 13% on both of the outstanding notes receivable. The notes receivable have terms ranging from 24 to 36 months.

Location of Real Property Loans and Investments

As of December 31, 2014, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of December 31, 2014:

Location	% of Balance
Dallas, Texas area	32%
Houston, Texas area	68%
Total	100%

Results of Operations

We commenced active operations October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, except that we may not admit investors residing in Washington as shareholders until we have received and accepted subscriptions aggregating $20 million; and we may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the period from October 1, 2013 (Inception) through December 31, 2013, the only results presented are for the year ended December 31, 2014.

Revenues

Interest income for the year ended December 31, 2014 was approximately $130,000. Commitment fee income for the year ended December 31, 2014 was approximately $22,000.

We accepted our initial public subscribers as shareholders on October 22, 2014, resulting in the Trust having funds available to originate two notes receivable and commitment fees.

We expect revenues to increase in 2015 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our line of credit totaled approximately $27,000 for the year ended December 31, 2014. Interest expense will fluctuate based on the timing of leverage introduced to the Trust as well as the timing of draws and payments on our line of credit.

We pay our Advisor fees of 1.5% per annum of our average invested assets (“Advisory Fees”), including secured loan assets. Our Advisor will re-allow 70% of the advisory fees paid to our Advisor to our Sub-Advisor. The fee is calculated monthly in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee expense was approximately $6,000 for the year ended December 31, 2014. Advisory fee – related party expense was approximately $16,000 for the year ended December 31, 2014 for the re-allowance to our Sub-Advisor. Advisory fee expense (including related party) represents the expense associated with these Advisory Fees. In addition, Advisory fee – related party expense includes loan servicing fees of approximately $3,000 paid to our asset manager for the year ended December 31, 2014.

General and administrative expense for the year ended December 31, 2014 was approximately $716,000. General and administrative expense consists primarily of legal and accounting fees, transfer agent fees, insurance expense, Acquisition and Origination Fees and amortization of deferred financing costs. We pay our Advisor Entities or affiliates of our Advisor Entities, Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. We pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees. Our Advisor may re-allow all or a portion of its debt financing fee to our Sub-Advisor. General and administrative expense includes the net portion paid to our Advisor for such expenses.

General and administrative – related parties expense for the year ended December 31, 2014 was approximately $1.1 million. General and administrative – related parties expense consists of Acquisition and Origination Fees and amortization of Debt Financing Fees. Acquisition and Origination Fees and debt financing fees re-allowed to our Sub-Advisor are included in general and administrative – related parties expenses. On each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional fee to our Sub-Advisor of 0.25% of the primary loan amount (collectively, “Debt Financing Fees”) if such line of credit or other debt financing continues to be outstanding on such date.

We expect interest expense, general and administrative expense (including related parties), and advisory fee expense (including related party) to increase commensurate with the growth of our portfolio in conjunction with the increase in proceeds raised in the Offering. We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.

Charts

The chart below summarizes the approximate payments to related parties for the year ended December 31, 2014:

Payee	Purpose	Year Ended December 31, 2014
UDFH GS
	O&O Reimbursement (1)	$199,000	41%
	Acquisition and Origination Fees (2)	185,000	38%
UDFH LD
	Debt Financing Fees (3)	100,000	21%

Total payments		$484,000	100%

(1)	As defined in Note F of the accompanying consolidated financial statements.
(2)	As defined in Note B and Note G of the accompanying consolidated financial statements.
(3)	As defined in Note G of the accompanying consolidated financial statements.

The chart below summarizes the approximate expenses associated with related parties for the year ended December 31, 2014:

Payee	Purpose	Year Ended December 31, 2014
UDFH GS
	Advisory Fees (1)(4)	$13,000	1.1%
	Acquisition and Origination Fees (2)(4)	1,114,000	98%
UDFH LD
	Debt Financing Fees (3)	6,000	0.6%
	Loan servicing fees (3)	3,000	0.3%

Total expenses		$1,136,000	100%

(1)	As defined in Note G of the accompanying consolidated financial statements.
(2)	As defined in Note B and Note G of the accompanying consolidated financial statements.
(3)	As defined in Note G of the accompanying consolidated financial statements.
(4)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

Cash Flow Analysis

We commenced active operations October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow, except that we may not admit investors residing in Washington as shareholders until we have received and accepted subscriptions aggregating $20 million; and we may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no active operations during the period from October 1, 2013 (Inception) through December 31, 2013, the only cash flows presented are for the year ended December 31, 2014.

Cash flows used in operating activities for the year ended December 31, 2014 were approximately $1.6 million and primarily comprised net loss offset partially by accrued liabilities.

Cash flows used in investing activities for the year ended December 31, 2014 were approximately $14.6 million, resulting primarily from originations of notes receivable.

Cash flows provided by financing activities for the year ended December 31, 2014 were approximately $18.6 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering and net borrowings on lines of credit.

Our cash and cash equivalents were approximately $2.6 million as of December 31, 2014.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT.  The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”).  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  Our FFO calculation complies with NAREIT’s policy described above.

We evaluate our portfolio of notes receivable on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. Loans are considered impaired and disregarded from FFO calculations when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. Investors should note that in reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on factors described above and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual disposition of the collateral. We have not had any impairment charges and, therefore, no such adjustments to FFO.

However, changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP and MFFO may not be a useful measure of the impact of long-term operating performance or may not be useful as a comparative measure to other publicly registered, non-traded REITs, unless we continue to operate with a limited life and targeted exit strategy, as currently intended.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition related expenses. Acquisition and origination fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay acquisition and origination fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of the Advisor Entities. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the year ended December 31, 2014.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a common share of beneficial interest is a stated value and there is no net asset value determination during the offering and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance and our current distribution policy in future operating periods, and in particular, after the offering of our shares is complete or the time when we cease to make investments on a frequent and regular basis and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairment write-downs are taken into account in determining net asset value but not in determining FFO and MFFO. In addition, because MFFO excludes the effect of acquisition and origination costs, which are an important component in an analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure. Our FFO and MFFO reporting complies with NAREIT’s policy described above.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net loss to FFO and MFFO for the year ended December 31, 2014:

Funds From Operations	For the year ended December 31, 2014
Net loss, as reported	$(1,747,000)
FFO	(1,747,000)
Other Adjustments:
Amortization expense	18,000
Provision for loan losses (a)	13,000
Acquisition costs (b)	1,591,000
MFFO (c)	$(125,000)

(a) With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b) Acquisition and origination fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition and origination fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of our Advisor Entities. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c) MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

Net Operating Income

We are disclosing net operating income and intend to disclose net operating income in future filings, because we believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not directly associated with our investments. Net operating income is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, general and administrative expense, depreciation, amortization and interest and dividend income. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the year ended December 31, 2014:

Net Operating Income	For the year ended December 31, 2014
Net loss, as reported	$(1,747,000)
Add:
Interest expense	27,000
General and administrative expense (1)	1,853,000
Amortization expense (2)	18,000
Less:
Other interest and dividend income	-
Net operating income	$151,000

(1)	Includes advisory fee, advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(2)	Represents amortization expense associated with capitalized debt financing costs.

For the year ended December 31, 2014
Net operating income	$151,000
Other interest and dividend income	-
Total interest and non-interest income	$151,000

The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on our indebtedness required to preserve our collateral position and (4) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, and (4) credit lines available to us.

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

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

We may utilize leverage at both the asset level and the entity level. Although we may acquire investments free and clear of indebtedness, we will encumber investments using land acquisition, development, and development indebtedness. Asset-level indebtedness will be either interest-only or be amortized over the expected life of the asset. This asset indebtedness may be from a senior commercial lender between 50% and 85% of the fair market value of the asset. Entity-level indebtedness will be a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount. The entity-level indebtedness will be secured by a first priority lien upon all of our existing and future acquired assets. Our current typical indebtedness is a revolving credit facility permitting us to borrow up to an agreed-upon outstanding principal amount from senior commercial lenders who lend against a percentage of the fair market value of the assets which collateralize the loan. Indebtedness may be secured by a first priority lien upon specified assets or all of our existing and future acquired assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 we had no off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2014, we had purchased or entered into 2 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $53.0 million, of which approximately $37.9 million has yet to be funded.

In addition, we have entered into one credit facility, as discussed in Note I to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$8,935,000	$-	$-	$8,935,000
Total	$-	$8,935,000	$-	$-	$8,935,000

We have no other outstanding debt or contingent payment obligations.

Subsequent Events

For a discussion of subsequent events, see Note O, “Subsequent Events” to our accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Demand for our secured loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate development loans to sell single-family lots to homebuilders.

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

In addition, we further will seek to mitigate our single-family lot and residential homebuilding market risk by having our asset manager assign an individual asset manager to each secured note or equity investment. This individual asset manager will be responsible for monitoring the progress and performance of the developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our secured loan or equity investment.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)   Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)   Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the consolidated financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the consolidated financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding Income Fund V

Dated: March 31, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Principal Executive Officer:
/s/ Hollis M. Greenlaw
Hollis M. Greenlaw	Chief Executive Officer and	March 31, 2015
Chairman of the Board of Trustees

Principal Financial Officer:
/s/ Cara D. Obert
Cara D. Obert	Chief Financial Officer	March 31, 2015

Principal Accounting Officer:
/s/ David A. Hanson
David A. Hanson	Chief Operating Officer and Chief Accounting Officer	March 31, 2015

/s/ William M. Kahane
William M. Kahane	Trustee	March 31, 2015

/s/ Phillip K. Marshall
Phillip K. Marshall	Trustee	March 31, 2015

/s/ Eustace W. Mita
Eustace W. Mita	Trustee	March 31, 2015

/s/ Steven J. Finkle
Steven J. Finkle	Trustee	March 31, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2014, and for the Period from October 1, 2013 (Inception) through December 31, 2013	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2014, and for the Period from October 1, 2013 (Inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the Period from October 1, 2013 (Inception) through December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of

United Development Funding Income Fund V

We have audited the accompanying consolidated balance sheets of United Development Funding Income Fund V (the “Trust”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013. The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Development Funding Income Fund V as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2015

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$2,554,877	$199,966
Restricted cash	20,000	-
Accrued interest receivable	129,655	-
Notes receivable, net	14,593,927	-
Deferred offering costs	5,806,378	1,992,935
Other assets	217,291	-

Total assets	$23,322,128	$2,192,901

Liabilities:
Accrued interest payable	$27,313	$-
Accrued liabilities	479,458	14,800
Accrued liabilities – related parties	6,833,604	1,978,135
Distribution payable	37,528	-
Escrow payable	20,000	-
Line of credit	8,934,955	-

Total liabilities	16,332,858	1,992,935

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $.01 par value; 400,000,000 shares authorized; 498,756 issued and outstanding at December 31, 2014 and 10,000 issued and outstanding at December 31, 2013	4,988	100
Additional paid-in capital	8,794,043	199,900
Accumulated deficit	(1,809,761)	(34)
Total shareholders’ equity	6,989,270	199,966

Total liabilities and shareholders’ equity	$23,322,128	$2,192,901

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Period from October 1, 2013 (Inception) through December 31, 2013
Interest income:
Interest income	$129,655	$-

Interest expense:
Interest expense	27,313	-

Net interest income	102,342	-
Provision for loan losses	13,286	-
Net interest income after provision for loan losses	89,056	-

Noninterest income:
Commitment fee income	22,069	-

Noninterest expense:
Advisory fee	5,668	-
Advisory fee – related party	16,374	-
General and administrative	716,488	34
General and administrative – related parties	1,119,558	-
Total noninterest expense	1,858,088	34

Net loss	$(1,746,963)	$(34)

Net loss per weighted average share outstanding	$(172.98)	$-

Weighted average shares outstanding	10,099	10,000

Distributions per weighted average share outstanding	$6.22	$-

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31, 2014 and for the period from

October 1, 2013 (Inception) through December 31, 2013

	Shares of		Additional
	Beneficial Interest		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 1, 2013 (Inception)	-	$-	$-	$-	$-

Shares issued	10,000	100	199,900	-	200,000

Net loss	-	-	-	(34)	(34)

Balance at December 31, 2013	10,000	100	199,900	(34)	199,966

Shares issued	488,618	4,886	9,749,621	-	9,754,507

Shares issuance costs	-	-	(1,158,095)	-	(1,158,095)

Distributions	-	-	-	(25,236)	(25,236)

Distribution reinvestment	138	2	2,617	-	2,619

Distributions declared, but not paid	-	-	-	(37,528)	(37,528)

Net loss	-	-	-	(1,746,963)	(1,746,963)

Balance at December 31, 2014	498,756	$4,988	$8,794,043	$(1,809,761)	$6,989,270

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Period from October 1, 2013 (Inception) through December 31, 2013
Operating Activities
Net loss	$(1,746,963)	$(34)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	13,286	-
Amortization expense	18,033	-
Changes in assets and liabilities:
Accrued interest receivable	(129,655)	-
Other assets	(235,324)	-
Accrued liabilities	491,971	14,800
Net cash (used in) provided by operating activities	(1,588,652)	14,766

Investing Activities
Investments in notes receivable	(14,607,213)	-
Net cash used in investing activities	(14,607,213)	-

Financing Activities
Proceeds from notes payable	8,934,955	-
Proceeds from issuance of shares of beneficial interest	9,754,507	200,000
Distributions	(22,617)	-
Escrow payable	20,000	-
Restricted cash	(20,000)	-
Payments of offering costs	(1,158,095)	-
Deferred offering costs	(3,813,443)	(1,992,935)
Accrued liabilities – related parties	4,855,469	1,978,135
Net cash provided by financing activities	18,550,776	185,200

Net increase in cash and cash equivalents	2,354,911	199,966
Cash and cash equivalents at beginning of period	199,966	-
Cash and cash equivalents at end of period	$2,554,877	$199,966
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$2,619	$-
Dividends accrued but not paid	$37,528	$-

See accompanying notes to consolidated financial statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

A.	Nature of Business

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P., a Delaware limited partnership and the affiliated sub-advisor of the Trust (“UDFH GS” or “Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At December 31, 2014, UDF V OP had no assets, liabilities or equity.

As of December 31, 2014, the Trust owns 100% of the outstanding shares of UDF V Rosehill PI, Inc., a Delaware corporation (“UDF V Rosehill”).

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

The Advisor and Sub-Advisor may collectively be referred to as “Advisor Entities”.

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

The Trust began its principal operations during the year ended December 31, 2014. The Trust has no employees. The Trust’s offices are located in Grapevine, Texas.

B.	Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for shares of beneficial interest and investments with maturities greater than three months.

Notes Receivable

Notes receivable are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of December 31, 2014, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals; and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as shares issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor. As discussed in Note F to the consolidated financial statements, these costs have been reimbursed to our Advisor by the Trust.

Interest Income and Non-Interest Income Recognition

Interest income on notes receivable is recognized over the life of the note agreement and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 and 2013, we were accruing interest on all notes receivable.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. When a commitment is considered an integral part of the resulting loan and we believe there is a reasonable expectation that the commitment will be called upon, the commitment fee is recognized as revenue over the life of the resulting loan. As of December 31, 2014, approximately $508,000 of unamortized commitment fees are included as an offset of notes receivable. When we believe it is unlikely that the commitment will be called upon or that the fee is not an integral part of the return of a specific future lending arrangement, the commitment fee is recognized as income when it is earned, based on the specific terms of the commitment. We make a determination of revenue recognition on a case by case basis, due to the unique and varying terms of each commitment.

Acquisition and Origination Fees

We incur acquisition and origination fees, payable to our Advisor Entities or their affiliates, equal to 3% of the net amount available for investment in secured loans and other real estate assets (“Acquisition and Origination Fees”). The Acquisition and Origination Fees that we incur will be reduced by the amount of any acquisition and origination fees and expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Acquisition and Origination Fees are expensed as incurred. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Income Taxes

The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2015, as it is the first year in which the Trust will have material operations. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

FASB ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In accordance with FASB ASC 740, we must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. We believe we have no such uncertain positions.

We file income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal year ended December 31, 2013 remains open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013.

Impact of Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables — Troubled Debt Restructuring by Creditors (“ASU 2014-04”). This guidance clarifies that when an “in substance repossession or foreclosure” occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments of ASU 2014-04 also require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Trust does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued interest payable, accrued liabilities, accrued liabilities – related parties, distribution payable, and escrow payable approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable and line of credit approximate the carrying amount since they bear interest at the market rate.

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

D.	Loans and Allowance for Loan Losses

The table below reflects our aggregate loan portfolio as of December 31, 2014 and 2013, which comprises, notes receivable, net, and are recorded at the lower of cost or estimated net realizable value.

	December 31, 2014	December 31, 2013
Notes receivable, net	$14,594,000	$-

Our loans are classified as follows:

	December 31, 2014	December 31, 2013
Real Estate:
Acquisition and land development	$15,115,000	$-
Allowance for loan losses	(13,000)	-
Unamortized commitment fees and placement fees	(508,000)	-
Total	$14,594,000	$-

As of December 31, 2014, we had originated 2 loans, neither of which has been repaid in full. As of December 31, 2013, we had not originated or purchased any loans.

The following table represents the scheduled maturity dates of the 2 loans outstanding as of December 31, 2014:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2016	10,245,000	1	68%
2017	4,870,000	1	32%
Total	$15,115,000	2	100%

As of December 31, 2014, we have no matured loans.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

Interest is recognized on an accrual basis for impaired loans in which the collectability of the unpaid principal amount is deemed probable. Any payments received on such loans are first applied to outstanding accrued interest receivable and then to outstanding unpaid principal balance. Unpaid principal balance is materially the same as recorded investments. Any payments received on impaired loans in which the collectability of the unpaid principal amount is less than probable are typically applied to outstanding unpaid principal and then to the recovery of lost interest on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

For the year ended December 31, 2014, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the year ended December 31, 2014, we did not recognize any cash basis interest income related to impaired loans.

As part of the ongoing monitoring of the credit quality of the loan portfolio, we periodically, no less than quarterly, perform a detailed review of our portfolio of mortgage notes and other loans. The following is a general description of the credit levels used:

Level 1 – Full collectability of loans in this category is considered probable.

Level 2 – Full collectability of loans in this category is deemed more likely than not, but not probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Interest income is suspended on Level 2 loans.

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due. Interest income is suspended on Level 3 loans.

As of the dates indicated, our loans were classified as follows:

	December 31, 2014	December 31, 2013
Level 1	$15,115,000	$-
Level 2	-	-
Level 3	-	-
Total	$15,115,000	$-

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013, which is offset against notes receivable:

	For the year ended December 31, 2014	For the period from October 1, 2013 (Inception) through December 31, 2013
Allowance for loan losses:
Balance at beginning of period	$-	$-
Provision charged to earnings	13,000	-
Loan losses:
Charge-offs	-	-
Recoveries	-	-
Net loan losses	-	-
Balance at end of period	$13,000	$-
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$13,000	$-

Financing receivables:
Balance at end of period	$15,115,000	$-
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$15,115,000	$-

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E.	Shareholders’ Equity

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

On October 22, 2014, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of December 31, 2014, the Trust had issued an aggregate of 498,756 common shares of beneficial interest pursuant to the Offering, and DRIP, consisting of 498,618 common shares of beneficial interest pursuant to the Offering in exchange for gross proceeds of approximately $10.0 million (approximately $8.8 million, net of costs associated with the Offering), 138 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $3,000. As of December 31, 2014, the Trust had not redeemed any common shares of beneficial interest.

On November 21, 2014, our board of trustees authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on November 21, 2014 and ending on December 31, 2014. The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0040274 per common share of beneficial interest, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution. On January 1, 2015, our board of trustees authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on January 1, 2015 and ending on March 31, 2015. On March 30, 2015, our board of trustees authorized distributions for our shareholders of record as of the close of business on each day of the period commencing on April 1, 2015 and ending on June 30, 2015. See Note O, “Subsequent Events” for further discussion.

Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, and loan funding commitments. All distributions are paid in cash and DRIP shares. As of December 31, 2014, distributions of approximately $25,000 have been made to shareholders. Additionally, approximately $38,000 had been declared and are payable as of December 31, 2014.

In addition to the distributions discussed above, our board of trustees will periodically authorize additional, special distributions. The following table represents all special distributions authorized by our board of trustees through December 31, 2014:

Authorization Date (1)	Record Date (2)	Rate (3)	Pay Date (4)
November 21, 2014	November 30, 2014	$0.0040274	December 24, 2014

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid in cash.

For the year ended December 31, 2014, we paid distributions of approximately $25,000 ($22,000 in cash and $3,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.6 million. From October 1, 2013 (Date of Inception) through December 31, 2014, we paid cumulative distributions of approximately $25,000. As of December 31, 2014, we had approximately $38,000 of cash distributions declared that were paid subsequent to period end. As of December 31, 2013, no distributions to shareholders had been made.

The distributions paid during the year ended December 31, 2014 and the period from October 1, 2013 (Inception) through December 31, 2013, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Year Ended December 31, 2014		Period from October 1, 2013 (Inception) through December 31, 2013
Distributions paid in cash	$22,000		$-
Distributions reinvested	3,000		-
Total distributions	$25,000		$-
Source of distributions:
Cash from operations	$-	-	$-	-
Proceeds from the Offering	25,000	100%	-	-
Total sources	$25,000	100%	$-	-

In our initial quarters of operations, we may not generate enough cash flow from operations to fully fund distributions declared. Therefore, some or all of our distributions are paid from sources other than operating cash flow, such as proceeds from our Offering in anticipation of future operating cash flow. Distributions in excess of our operating cash flows may be funded via financing activities, specifically proceeds from issuance of common shares of beneficial interest, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

We utilize cash to fund operating expenses, make investments, service debt obligations and pay distributions. We receive cash from operations (which includes interest payments) as well as cash from investing activities (which includes repayment of principal on loans we have made) and financing activities (which includes borrowing proceeds and additional capital from the sale of our shares). We have secured a line of credit to manage the timing of our cash receipts and funding requirements. Over the long term, we expect that substantially all of our distributions will be funded from operating cash flow.

F.	Organization and Offering Compensation

Various parties will receive compensation as a result of the Offering, including the Advisor Entities, affiliates of the Advisor Entities, the dealer manager and participating broker-dealers. The Advisor Entities fund organization and offering costs on the Trust’s behalf and will be reimbursed by the Trust for such costs in an amount of up to 2% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly (the “O&O Reimbursement).

Payments to the dealer manager will include selling commissions (up to 7% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3% of gross offering proceeds before any reallowance to participating broker-dealers, except that no dealer manager fees will be paid with respect to sales under the DRIP).

G.	Operational Compensation

The Advisor Entities or their affiliates will receive acquisition and origination fees and will be reimbursed for acquisition expenses in an aggregate amount of 3% of the net amount available for investment in secured loans and other real estate investment assets (after payment of selling commissions, dealer manager fees and organization and offering expenses) in connection with the origination, making or investing in secured loans or the purchase, development or construction of a real estate asset. The acquisition and origination fees paid by the Trust will be reduced by any amount of acquisition and origination fees and expenses paid by borrowers or investment entities to the Advisor Entities or their affiliates with respect to the Trust’s investment. The Advisor will re-allow 70% of the acquisition and origination fees and 100% of the acquisition expenses paid to the Advisor to the Sub-Advisor.

The Advisor will receive advisory fees of 1.5% per annum of the average of invested assets, including secured loan assets, which will be the aggregate book value of the Trust’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. The advisory fees will be payable monthly to the Advisor in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. The Advisor will re-allow 70% of the advisory fees paid to the Advisor to the Sub-Advisor.

The Advisor Entities will receive 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor Entities have provided a substantial amount of services as determined by the Trust’s independent trustees. The Advisor may re-allow all or a portion of the debt financing fees to the Sub-Advisor. On each anniversary date of the origination of any such line of credit or other debt financing, an additional fee of 0.25% of the amount made available to the Trust will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a pro-rated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

The Trust’s asset manager will receive 0.25% of the aggregate outstanding loan balances held by the Trust, which will be payable monthly in an amount equal to one-twelfth of 0.25% of the Trust’s aggregate outstanding loan balances as of the last day of the immediately preceding month.

The Trust will reimburse the expenses incurred by the Advisor Entities in connection with their provision of services to the Trust, including the Trust’s allocable share of the Advisor Entities’ overhead, such as rent, personnel costs, utilities and information technology costs. The Trust will not reimburse the Advisor Entities for personnel costs in connection with services for which the Advisor Entities or its affiliates receive other fees.

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds the sum of the total amount of capital raised from (and returned to) investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% per annum cumulative, non-compounded return on invested capital to investors. The subordinated incentive fee will not be payable until after the Trust’s shareholders have received distributions, in the aggregate, of a full return of capital raised from investors plus a 7.35% per annum cumulative, non-compounded return on the gross proceeds from the shares of the Trust’s common shares of beneficial interest, as adjusted to reflect prior cash distributions which constitute a return of capital. The fee will be paid annually in arrears and upon termination of the advisory agreement. If the fee is being paid upon termination of the advisory agreement, then such fee will be appropriately pro-rated for a partial year and calculated based upon the Trust’s net income and aggregate capital contributions for such partial year. The Trust’s Advisor will re-allow 70% of the subordinated incentive fee paid to the Advisor directly to the Sub-Advisor.

H.	Disposition/Liquidation Compensation

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

Upon listing the Trust’s common shares on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% annual cumulative, non-compounded return on invested capital to investors. The Advisor will re-allow 70% of the subordinated incentive listing fee paid to the Advisor directly to the Sub-Advisor.

I.	Line of Credit

Veritex Revolver

On November 14, 2014, UDF V obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the lesser of (1) maximum lawful rate or (2) the prime rate plus 1.25% per annum (4.5% at December 31, 2014). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on May 14, 2016. The Veritex Revolver is collateralized by real property and secured by a first and prior deed of trust lien encumbering a finished lot or lot development property.

In connection with the Veritex Revolver, UDF V agreed to pay an origination fee of $100,000 to Veritex. In addition, UDF V agreed to pay Debt Financing Fees to UDFH Land in connection with the Veritex Revolver. See Note L – Related Party Transactions, for further discussion of fees paid to related parties. As of December 31, 2014 $8.9 million was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $27,000 for the year ended December 31, 2014.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$8,935,000	$-	$-	$8,935,000
Total	$-	$8,935,000	$-	$-	$8,935,000

J.	Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

K.	Economic Dependency

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

L.	Related Party Transactions

O&O Reimbursement

We pay our Sub-Advisor an O&O Reimbursement (as discussed in Note F) for reimbursement of organization and offering expenses funded by our Sub-Advisor or their affiliates. As of December 31, 2014, approximately $5.9 million of unpaid organization and offering costs are included in accrued liabilities – related parties.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor Entities, equal to 1.5% per annum of our average invested assets (as discussed in Note G). As of December 31, 2014 approximately $13,000 is included in accrued liabilities – related parties associated with Advisory Fees payable to our Sub-Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note G). The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Such costs are expensed as incurred and are payable to UDFH GS, our asset manager. As of December 31, 2014 approximately $929,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to our Sub-Advisor or its affiliates. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Sub-Advisor Debt Financing Fees (as discussed in Note G). These Debt Financing Fees are expensed on a straight line basis over the life of the financing arrangement. As of December 31, 2014, approximately $6,000 is included in general and administrative – related parties expense associated with Debt Financing Fees.

Loan Servicing Fees

We incur monthly loan servicing fees, payable to our asset manager, equal to 0.25% of the aggregate outstanding loan balances held by us (as discussed in Note G). As of December 31, 2014, approximately $3,000 is included in accrued liabilities – related parties associated with unpaid loan servicing fees.

The chart below summarizes the approximate payments to related parties for the year ended December 31, 2014:

Payee	Purpose	Year Ended December 31, 2014
UDFH GS
	O&O Reimbursement (1)	$199,000	41%
	Acquisition and Origination Fees (2)	185,000	38%
UDFH LD
	Debt Financing Fees (3)	100,000	21%

Total payments		$484,000	100%

(1)	As defined in Note F.
(2)	As defined in Note B and Note G.
(3)	As defined in Note G.

The chart below summarizes the approximate expenses associated with related parties for the year ended December 31, 2014:

Payee	Purpose	Year Ended December 31, 2014
UDFH GS
	Advisory Fees (1)(4)	$13,000	1.1%
	Acquisition and Origination Fees (2)(4)	1,114,000	98%
UDFH LD
	Debt Financing Fees (3)	6,000	0.6%
	Loan servicing fees (3)	3,000	0.3%

Total expenses		$1,136,000	100%

(1)	As defined in Note G.

(2)	As defined in Note B and Note G.

(3)	As defined in Note G.

(4)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any O&O Reimbursement, Advisory Fees, Acquisition and Origination Fees, Debt Financing Fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the period from October 1, 2013 (Inception) through December 31, 2013.

M.	Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk are primarily temporary cash equivalent. We maintain deposits in financial institutions that may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2014, our real estate investments were secured by property located in Texas.

We may invest in multiple secured loans that share a common borrower or group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

N.	Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the year ended December 31, 2014 is set forth below:

	Net Interest Income	Net Interest Income After Provision For Loan Losses	Net Loss	Net Loss Per Share of Beneficial Ownership	Weighted Average Shares Outstanding
2014
First quarter	$-	$-	$(8)	$-	10,000
Second quarter	$-	$-	$(277)	$(0.03)	10,000
Third quarter	$-	$-	$(19,491)	$(1.95)	10,000
Fourth quarter	$102,342	$89,056	$(1,727,187)	$(166.21)	10,392

O.	Subsequent Events

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on January 1, 2015 and ending on June 30, 2015. The distributions have been and will continue to be calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0040274 per common share of beneficial interest, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

Effective January 22, 2015, UDF V entered into a loan agreement with CTMGT Frisco Hills 2B, 5A, 5B FL2, LLC (“CTMGT Frisco Hills”), in the principal amount of approximately $18.9 million. The proceeds of the loan will be used to finance CTMGT Frisco Hills’ land acquisition, closing costs, and to develop 58 acres of land located in Denton County, Texas into single family residential lots for sale to homebuilders. The annual interest rate under the loan is the lower of 13% or the highest rate allowed by law. The loan matures and becomes due and payable in full on January 22, 2017.

Effective March 11, 2015, UDF V entered into a loan agreement with Frisco 39, LLC in the principal amount of approximately $5.7 million. The proceeds of the loan will be used to finance Frisco 39, LLC’s land acquisition, closing costs, and to develop 38 acres of land located in Denton County, Texas into single family residential lots for sale to homebuilders. The annual interest rate under the loan is the lower of 13% or the highest rate allowed by law. The loan matures and becomes due and payable in full on March 11, 2018.

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to Supplement No. 6 to the prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on December 11, 2014)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated July 25, 2014 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on July 25, 2014)

10.1	Dealer Manager Agreement by and between United Development Funding Income Fund V and Realty Capital Securities, LLC, dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on September 8, 2014)

10.2	Escrow Agreement among United Development Funding Income Fund V, Realty Capital Securities, LLC and LegacyTexas Bank, dated July 22, 2014 (previously filed in and incorporated by reference to Exhibit 10.2 to Form 10-Q filed on September 8, 2014)

10.3	Advisory Agreement by and among United Development Funding Income Fund V, UDF V OP, L.P. and American Realty Capital Residential Advisors, LLC, dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.3 to Form 10-Q filed on September 8, 2014)

10.4	Allocation Policy Agreement by and among United Development Funding, L.P., United Development Funding II, L.P., United Development Funding III, L.P., United Development Funding IV, United Development Funding Land Opportunity Fund, L.P., United Development Funding Income Fund V, UMTH Land Development L.P. and UDFH Land Development, L.P., dated July 25, 2014 (previously filed in and incorporated by reference to Exhibit 10.4 to Form 10-Q filed on September 8, 2014)

10.5*	Loan Agreement with Veritex Community Bank and United Development Funding Income Fund V, dated November 14, 2014

10.6*	Loan Agreement with CTMGT Frisco 113, LLC, Centamtar Terras, LLC, CTMGT, LLC and United Development Funding Income Fund V, dated December 1, 2014

10.7*	Loan Agreement with Rosehill Reserve, Ltd., Harrigan Development Partners, LLC, Thomas Lloyd Hargrove Jr. and United Development Funding Income Fund V, dated December 5, 2014

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.