Form 10-Q
period 2015-03-31
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2015-05-15
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on May 6, 2015 was 1,143,814.

UNITED DEVELOPMENT FUNDING INCOME FUND V

FORM 10-Q

Quarter Ended March 31, 2015

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,928,089	$2,554,877
Restricted cash	47,000	20,000
Accrued interest receivable	746,696	129,655
Notes receivable, net	22,648,897	14,593,927
Deferred offering costs	6,063,626	5,806,378
Other assets	262,012	217,291
Total assets	$31,696,320	$23,322,128

Liabilities and Shareholders’ Equity
Liabilities:
Accrued interest payable	$21,601	$27,313
Accrued liabilities	592,599	485,126
Accrued liabilities – related parties	7,412,150	6,827,936
Distributions payable	77,485	37,528
Escrow payable	47,000	20,000
Line of credit	9,600,706	8,934,955
Total liabilities	17,751,541	16,332,858

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 919,667 shares issued and outstanding at March 31, 2015, and 498,756 shares issued and outstanding at December 31, 2014	9,197	4,988
Additional paid-in-capital	16,202,325	8,794,043
Accumulated deficit	(2,266,743)	(1,809,761)
Total shareholders’ equity	13,944,779	6,989,270
Total liabilities and shareholders’ equity	$31,696,320	$23,322,128

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest income	$617,041	$-

Interest expense:
Interest expense	105,595	-

Net interest income	511,446	-
Provision for loan losses	7,222	-
Net interest income after provision for loan losses	504,224	-

Noninterest income:
Commitment fee income	91,360	-

Noninterest expense:
Advisory fee	23,158	-
Advisory fee – related party	66,901	-
General and administrative	314,354	8
General and administrative – related parties	400,617	-
Total noninterest expense	805,030	8

Net loss	$(209,446)	$(8)

Net loss per weighted average share outstanding	$(0.29)	$-

Weighted average shares outstanding	720,479	10,000

Distributions per weighted average share outstanding	$0.34	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(209,446)	$(8)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	7,222	-
Amortization expense	35,872	-
Changes in assets and liabilities:
Accrued interest receivable	(617,041)	-
Other assets	(80,593)	-
Accrued liabilities	101,762	(14,800)
Net cash used in operating activities	(762,224)	(14,808)

Investing Activities
Investments in notes receivable	(8,062,192)	-
Net cash used in investing activities	(8,062,192)	-

Financing Activities
Proceeds from line of credit	665,751	-
Proceeds from issuance of shares of beneficial interest	8,352,041	-
Distributions	(153,189)	-
Escrow payable	27,000	-
Restricted cash	(27,000)	-
Payments of offering costs	(993,941)	-
Deferred offering costs	(257,248)	(991,480)
Accrued liabilities – related parties	584,214	1,006,280
Net cash provided by financing activities	8,197,628	14,800

Net decrease in cash and cash equivalents	(626,788)	(8)
Cash and cash equivalents at beginning of period	2,554,877	199,966
Cash and cash equivalents at end of period	$1,928,089	$199,958
Supplemental Cash Flow Information:
Cash paid for interest	$111,306	$-
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$54,391	$-
Dividends accrued but not paid	$39,957	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws beginning with the taxable year ended December 31, 2015. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P., a Delaware limited partnership and the affiliated sub-advisor of the Trust (“UDFH GS” or “Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At March 31, 2015 and December 31, 2014, UDF V OP had no assets, liabilities or equity.

As of March 31, 2015, the Trust owns 100% of the outstanding shares of UDF V Rosehill PI, Inc., a Delaware corporation (“UDF V Rosehill”).

The Trust intends to use substantially all of the net proceeds from the Offering (as defined in Note C) to originate, purchase and hold for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. The Trust also intends to make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors.

The Trust’s external advisor is American Realty Capital Residential Advisors, LLC (“ARCR Advisors” or “Advisor”), a Delaware limited liability company. The Trust’s Advisor is responsible for coordinating the management of the Trust’s day-to-day operations and for identifying and making investments on the Trust’s behalf, subject to the supervision of the Trust’s board of trustees. Subject to the terms of an advisory agreement among the Trust, UDF V OP and the Advisor, the Advisor has delegated its duties, including selecting and negotiating investments and seeking and procuring financing, to UDFH GS. Notwithstanding such delegation to the Sub-Advisor, the Advisor retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement.

The Advisor and Sub-Advisor may collectively be referred to as “Advisor Entities”.

The Sub-Advisor, acting on behalf of the Advisor, has engaged its affiliate, UDFH LD, to provide asset management services including selecting and negotiating the terms of the Trust’s secured loans and other real estate investments. The asset manager oversees the investment and finance activities of the Trust and, along with the Advisor and Sub-Advisor, provides the Trust’s board of trustees recommendations regarding the Trust’s investments and finance transactions, management, policies and guidelines, and reviews investment transaction structures and terms, investment underwriting, investment collateral, investment performance, investment risk management, and the Trust’s capital structure at both the entity and asset level.

The Trust has no employees. The Trust’s offices are located in Grapevine, Texas.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results for the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Notes Receivable

Notes receivable are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of March 31, 2015, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

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

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land; the supply of homes and the rate and price at which land and homes are sold; historic levels and trends; executed contracts; appraisals; and discussions with third-party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis has been performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts have been reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Organization and Offering Expenses

Organization costs will be expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, currently within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 720-15. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity reduce equity and are reflected as share issuance costs in shareholders’ equity. Certain offering costs were paid by our Advisor Entities. As discussed in Note G to the consolidated financial statements, these costs will be reimbursed to our Advisor Entities by the Trust.

Interest Income and Non-Interest Income Recognition

As of March 31, 2015 and December 31, 2014, we were accruing interest on all notes receivable.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of March 31, 2015 and December 31, 2014, approximately $662,000 and $508,000, respectively, of unamortized commitment fees are included as an offset of notes receivable.

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

Income Taxes

The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2015. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

We file income tax returns in the United States federal jurisdiction. At March 31, 2015, tax returns related to fiscal year ended December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the three months ended March 31, 2015 and 2014.

Impact of Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and all legal entities are subject to reevaluation under ASU 2015-02. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”); (2) eliminates the presumption that a general partnership should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Trust does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

C. Registration Statement

The Trust filed a registration statement on Form S-11 with the SEC (Registration No. 333-194162 (the “Registration Statement”) with respect to a public offering (the “Offering”) of 50,657,895 common shares of beneficial interest. On July 25, 2014, the Registration Statement was declared effective by the SEC under the Securities Act of 1933, as amended.

A maximum of 37,500,000 common shares of beneficial interest may be sold to the public pursuant to the primary offering portion of the Offering at a price of $20.00 per share (the “Primary Offering”). In addition, the Trust has registered an additional 13,157,895 common shares of beneficial interest that are available only to shareholders who elect to participate in the Trust’s distribution reinvestment plan (“DRIP”) under which the Trust’s shareholders may elect to have their distributions reinvested in additional common shares of beneficial interest of the Trust at $19.00 per share, which is 95% of the Primary Offering price per share. The Trust reserves the right to reallocate the shares being offered between the Primary Offering and the DRIP.

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of loan participation interest – related parties, notes receivable, net and notes receivable – related parties and is recorded at the lower of cost or estimated net realizable value.

	March 31, 2015	December 31, 2014
Notes receivable, net	$22,649,000	$14,594,000

Our loans are classified as follows:

	March 31, 2015	December 31, 2014
Real Estate:
Acquisition and land development	$23,331,000	$15,115,000
Allowance for loan losses	(20,000)	(13,000)
Unamortized commitment fees	(662,000)	(508,000)
Total	$22,649,000	$14,594,000

As of March 31, 2015, we had originated 4 loans, none of which have been repaid in full. As of December 31, 2014, we had originated 2 loans, none of which have been repaid in full.

The following table represents the scheduled maturity dates of the 4 loans outstanding as of March 31, 2015:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2017	19,685,000	3	84%
2018	3,646,000	1	16%
Total	$23,331,000	4	100%

The following table represents the scheduled maturity dates of the 2 loans outstanding as of December 31, 2014:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2016	10,245,000	1	68%
2017	4,870,000	1	32%
Total	$15,115,000	2	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of March 31, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

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

As of March 31, 2015 and December 31, 2014, we had no matured loans.

For the three months ended March 31, 2015 and 2014, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the three months ended March 31, 2015 and 2014, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	March 31, 2015	December 31, 2014
Level 1	$23,331,000	$15,115,000
Level 2	-	-
Level 3	-	-
Total	$23,331,000	$15,115,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses for the three months ended March 31, 2015 and the year ended December 31, 2014, which is offset against notes receivable:

	For the three months ended March 31, 2015	For the year ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$13,000	$-
Provision charged to earnings	7,000	13,000
Loan losses:
Charge-offs	-	-
Recoveries	-	-
Net loan losses	-	-
Balance at end of period	$20,000	$13,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$20,000	$13,000

Financing receivables:
Balance at end of period	$23,331,000	$15,115,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$23,331,000	$15,115,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

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

As of March 31, 2015, the Trust had issued an aggregate of 919,667 common shares of beneficial interest pursuant to the Offering, consisting of 916,666 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $18.3 million (approximately $16.1 million, net of costs associated with the Offering) and 3,001 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $57,000. As of March 31, 2015, the Trust had not redeemed any common shares of beneficial interest.

As of December 31, 2014, the Trust had issued an aggregate of 498,756 common shares of beneficial interest pursuant to the Offering, consisting of 498,618 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $10.0 million (approximately $8.8 million, net of costs associated with the Offering) and 138 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $3,000. As of December 31, 2014, the Trust had not redeemed any common shares of beneficial interest.

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. All distributions are paid in cash and DRIP shares as of March 31, 2015.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on November 21, 2014 and ending on June 30, 2015. The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0040274 per common share of beneficial interest, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

We have made the following distributions to our shareholders for the three months ended March 31, 2015:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 15, 2015	$52,000
January 31, 2015	February 24, 2015	73,000
February 28, 2015	March 24, 2015	82,000
		$207,000

For the three months ended March 31, 2015, we paid distributions of approximately $207,000 ($153,000 in cash and $54,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $762,000. From October 1, 2013 (Date of Inception) through March 31, 2015, we paid cumulative distributions of approximately $233,000. As of March 31, 2015, we had approximately $77,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the three months ended March 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Three months ended March 31,
	2015		2014
Distributions paid in cash	$153,000		$-
Distributions reinvested	54,000		-
Total distributions	$207,000		$-
Source of distributions:
Cash from operations	$-	-%	$-	-%
Proceeds from the Offering	207,000	100%	-	-%
Total sources	$207,000	100%	$-	-%

In addition to the distributions discussed above, our board of trustees will periodically authorize additional, special distributions. On April 26, 2015, the board of trustees authorized a special distribution to our shareholders of record as of the close of business on June 15, 2015. See Note O, “Subsequent Events” for further discussion.

In our initial quarters of operations, we have not generated enough cash flow from operations to fully fund distributions declared. Therefore, all of our distributions have been paid from sources other than operating cash flow, such as proceeds from our Offering in anticipation of future operating cash flow. Future distributions in excess of our operating cash flows also may be funded via financing activities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

F. Share Repurchase Program

We have adopted a share repurchase program that enables our shareholders to sell their shares back to us in limited circumstances. Generally, this program permits you to sell your shares back to us after you have held them for at least one year, subject to the significant conditions and limitations described below. Except for repurchases upon the death of a shareholder (in which case we may waive the minimum holding periods), the repurchase price, for the period beginning after a shareholder has held the shares for a period of one year, will be: (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held for at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held for at least four years but less than five years and (5) for any shares held for at least five years, the purchase price actually paid for the shares. The purchase price for shares repurchased upon the death of a shareholder will be the purchase price actually paid for the shares (if such shares are repurchased during the Offering) or the then current estimated share value.

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for repurchase, (3) change the repurchase price, or (4) terminate, suspend and/or reestablish our share repurchase program. In respect of shares repurchased upon the death of a shareholder, we will not repurchase in excess of 1% of the weighted average number of shares outstanding during the prior twelve-month period immediately prior to the date of repurchase, and the total number of shares we may repurchase at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the repurchase date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for repurchase will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2015, we did not have any approved redemption requests included in our liabilities. As of March 31, 2015, no repurchase requests have been received and no shares have been repurchased.

G. Organizational and Offering Compensation

Various parties will receive compensation as a result of the Offering, including the Advisor Entities, affiliates of the Advisor Entities, the dealer manager and participating broker-dealers. The Advisor Entities fund organization and offering costs on the Trust’s behalf and will be reimbursed by the Trust for such costs in an amount of up to 2% of the gross offering proceeds raised by the Trust in the Offering less any offering costs paid by the Trust directly (the “O&O Reimbursement”).

Payments to the dealer manager will include selling commissions (up to 7% of gross offering proceeds, except that no commissions will be paid with respect to sales under the DRIP) and dealer manager fees (up to 3% of gross offering proceeds before any reallowance to participating broker-dealers, except that no dealer manager fees will be paid with respect to sales under the DRIP).

H. Operational Compensation

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

The Advisor Entities will receive debt financing fees of 1% of the amount made available to the Trust pursuant to the origination of any line of credit or other debt financing, provided that the Advisor Entities have provided a substantial amount of services as determined by the Trust’s independent trustees. The Advisor may re-allow all or a portion of the debt financing fees to the Sub-Advisor. On each anniversary date of the origination of any such line of credit or other debt financing, an additional debt financing fee of 0.25% of the amount made available to the Trust will be paid if such line of credit or other debt financing continues to be outstanding on such date, or a pro-rated portion of such additional fee will be paid for the portion of such year that the financing was outstanding.

The Trust’s asset manager will receive a loan servicing fee of 0.25% of the aggregate outstanding loan balances held by the Trust, which will be payable monthly in an amount equal to one-twelfth of 0.25% of the Trust’s aggregate outstanding loan balances as of the last day of the immediately preceding month.

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

I. Disposition/Liquidation Compensation

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

Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% annual cumulative, non-compounded return on invested capital to investors. The Advisor will re-allow 70% of the subordinated incentive listing fee paid to the Advisor directly to the Sub-Advisor.

J. Line of Credit

Veritex Revolver

On November 14, 2014, UDF V obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “Veritex Revolver”). The interest rate under the Veritex Revolver is equal to the lesser of (1) the maximum lawful rate or (2) the prime rate plus 1.25% per annum (4.5% as of March 31, 2015). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on May 14, 2016. The Veritex Revolver is collateralized by real property and secured by a first and prior deed of trust lien encumbering a finished lot or lot development property.

In connection with the Veritex Revolver, UDF V agreed to pay an origination fee of $100,000 to Veritex. In addition, UDF V agreed to pay debt financing fees to UDFH Land in connection with the Veritex Revolver. See Note M, “Related Party Transactions,” for further discussion of fees paid to related parties. As of March 31, 2015 and December 31, 2014 approximately $9.6 million and $8.9 million in principal, respectively, was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $106,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$9,601,000	$-	$-	$9,601,000
Total	$-	$9,601,000	$-	$-	$9,601,000

K. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

As of March 31, 2015 we had no off-balance sheet arrangements.

L. Economic Dependency

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

M. Related Party Transactions

O&O Reimbursement

We pay our Sub-Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Sub-Advisor or their affiliates. From inception through March 31, 2015, UDF V has reimbursed our Sub-advisor approximately $366,000 in accordance with the O&O reimbursement. As of March 31, 2015 and December 31, 2014, approximately $6.2 million and $5.9 million, respectively, of unpaid organization and offering costs are included in accrued liabilities – related parties.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor Entities, equal to 1.5% per annum of our average invested assets (as discussed in Note H). From inception through March 31, 2015, UDF V has incurred total Advisory Fees of approximately $67,000 to our Sub-advisor. As of March 31, 2015 and December 31, 2014, approximately $38,000 and $13,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Sub-Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H). The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Such costs are expensed as incurred and are payable to UDFH GS, our asset manager. As of March 31, 2015 and December 31, 2014 approximately $1.2 million and $929,000 is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to our Sub-Advisor or its affiliates. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Sub-Advisor debt financing fees (as discussed in Note H). These debt financing fees are expensed on a straight line basis over the life of the financing arrangement. As of March 31, 2015, approximately $18,000 is included in general and administrative – related parties expense associated with debt financing fees. As of March 31, 2014, there was no amount included in general and administrative – related parties expense associated with debt financing fees.

Loan Servicing Fees

We incur monthly loan servicing fees, payable to our asset manager, equal to 0.25% of the aggregate outstanding loan balances held by us (as discussed in Note H). As of March 31, 2015 and December 31, 2014, approximately $9,000 and $3,000, respectively, is included in accrued liabilities – related parties associated with unpaid loan servicing fees.

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2015:

Payee	Purpose	For the Three Months Ended March 31, 2015
UDFH GS
	O&O Reimbursement	$167,000	47%
	Advisory Fees	30,000	8%
	Acquisition and Origination Fees	156,000	43%
UDFH LD
	Loan servicing fees	7,000	2%

Total payments		$360,000	100%

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2015:

Payee	Purpose	For the Three Months Ended March 31, 2015
UDFH GS
	Advisory Fees (1)	$54,000	11%
	Acquisition and Origination Fees	383,000	82%
UDFH LD
	Debt financing fees	18,000	4%
	Loan servicing fees	13,000	3%

Total expenses		$468,000	100%

(1)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any O&O Reimbursement, Advisory Fees, Acquisition and Origination Fees, debt financing fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the three months ended March 31, 2014.

N. Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk are primarily cash and cash equivalents, accrued interest receivable, and notes receivable. We maintain deposits in financial institutions that may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

At March 31, 2015, our real estate investments were secured by property located in Texas.

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

O. Subsequent Events

On April 15, 2015, we entered into an Amendment to Advisory Agreement (the “Amendment”) with UDF V OP and our Advisor. The Amendment modifies the Advisory Agreement by and among the Trust, UDF V OP and the Advisor dated July 25, 2014. The purpose of the Amendment is to clarify that no subordinated incentive fee may be paid to the Advisor until UDF V’s shareholders have received a return of their invested capital plus a 7.35% annual cumulative, non-compounded return on such invested capital.

On April 21, 2015, we entered into a Loan Modification Agreement with Rosehill Reserve, Ltd., an unaffiliated single-purpose entity, which extended the maturity date of the original loan from December 5, 2016 to December 5, 2017. No other material terms of the original loan agreement were changed as a result of the Loan Modification Agreement. The Loan Modification Agreement is effective as of December 5, 2014.

On April 22, 2015, we had received subscriptions for the purchase of our shares in excess of $20 million, thus satisfying the special escrow provisions for the residents of Washington.

On April 26, 2015, our board of trustees authorized a special distribution to our shareholders of record as of the close of business on June 15, 2015. The distribution will be equal to $0.1325 per common share of beneficial interest. This distribution will be paid in cash on June 30, 2015 only from legally available funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions; changes in real estate conditions; development costs that may exceed estimates; development delays; increases in interest rates, residential lot take down or purchase rates; our borrowers’ inability to sell residential lots; and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our 2014 10-K, as filed with the SEC.

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

The Trust intends to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2015. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our shareholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied, unless we are entitled to relief under certain statutory provisions. Such an event could materially and adversely affect our net income.

On July 25, 2014, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act of 1933, as amended. The Offering also initially covered up to 13,157,895 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. In addition, we have special escrow provisions for residents of Pennsylvania, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania.

We will offer shares until the earlier of July 25, 2016 or the date we sell all 37,500,000 shares in the Primary Offering; provided, however, that we may extend the Offering for an additional year or as otherwise permitted by applicable law, or our board of trustees may terminate the Offering at any time. Our board of trustees also may elect to extend the offering period for the shares sold pursuant to our DRIP, in which case participants in the plan will be notified.

As of March 31, 2015, we had issued 919,667 common shares of beneficial interest in the Offering in exchange for gross proceeds, including DRIP, of approximately $18.4 million.

We intend to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We also intend to make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors. As of March 31, 2015, our total assets were approximately $31.7 million. For the three months ended March 31, 2015, total interest and non-interest income was approximately $708,000, and our net loss was approximately $209,000.

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

Our loan portfolio, consisting of notes receivable, grew from approximately $14.6 million as of December 31, 2014, to approximately $22.6 million as of March 31, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased.

Our cash balances were approximately $1.9 million and $2.6 million as of March 31, 2015 and December 31, 2014, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with indebtedness was approximately $106,000 for the three months ended March 31, 2015. We did not incur any interest expense for the three months ended March 31, 2014. The increase in interest expense is a result of a line of credit we obtained in November 2014.

Net loss was approximately $209,000 for the three months ended March 31, 2015. Net loss per share of beneficial interest was approximately $0.29 for the three months ended March 31, 2015. Our net loss per share of beneficial interest is calculated based on net income divided by the weighted average shares of beneficial interest outstanding. Such net loss per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2015, we had originated or purchased 4 loans, none of which have been repaid in full, with maximum loan amounts totaling approximately $77.6 million.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no significant changes to our critical accounting policies as disclosed in our 2014 10-K.

Recent Accounting Updates

Recent accounting updates are included in Note B to our accompanying consolidated financial statements.

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

As of March 31, 2015, we had entered into 4 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $77.6 million, of which approximately $54.3 million has yet to be funded.

As of March 31, 2015, our largest individual borrower comprised approximately 45% of the outstanding balance of our portfolio and 1.4% of the estimated gross proceeds of the Offering.

As of March 31, 2015, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. The notes may be paid off prior to maturity; however, the Trust intends to hold all notes for the life of the notes.

Location of Real Property Loans and Investments

As of March 31, 2015, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of March 31, 2015:

Location	% of Balance
Dallas, Texas area	55%
Houston, Texas area	45%
Total	100%

Results of Operations

We commenced active operations October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. We may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the three months ended March 31, 2014, the only results presented are for the three months ended March 31, 2015.

Revenues

Interest income for the three months ended March 31, 2015 was approximately $617,000. Commitment fee income for the three months ended March 31, 2015 was approximately $91,000.

We accepted our initial public subscribers as shareholders on October 22, 2014, resulting in the Trust having funds available to originate 4 notes receivable.

We expect revenues to increase in 2015 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real-estate investments.

Expenses

Interest expense related to our line of credit totaled approximately $106,000 for the three months ended March 31, 2015. Interest expense will fluctuate based on the timing of leverage introduced to the Trust as well as the timing of draws and payments on our line of credit.

We pay our Advisor fees of 1.5% per annum of our average invested assets (“Advisory Fees”), including secured loan assets. Our Advisor will re-allow 70% of the advisory fees paid to our Advisor to our Sub-Advisor. The fee is calculated monthly in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee expense was approximately $23,000 for the three months ended March 31, 2015. Advisory fee – related party expense was approximately $67,000 for the three months ended March 31, 2015 for the re-allowance to our Sub-Advisor. Advisory fee expense (including related party) represents the expense associated with these Advisory Fees. In addition, Advisory fee – related party expense includes loan servicing fees of approximately $13,000 due to our asset manager for the three months ended March 31, 2015.

General and administrative expense for the three months ended March 31, 2015 was approximately $314,000. General and administrative expense consists primarily of legal, consulting and accounting fees, transfer agent fees, insurance expense, Acquisition and Origination Fees and amortization of deferred financing costs. We pay our Advisor Entities or affiliates of our Advisor Entities Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. We pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees. Our Advisor may re-allow all or a portion of its debt financing fee to our Sub-Advisor. General and administrative expense includes the net portion paid to our Advisor for such expenses.

General and administrative – related parties expense for the three months ended March 31, 2015 was approximately $401,000. General and administrative – related parties expense consists of Acquisition and Origination Fees and amortization of debt financing fees. Acquisition and Origination Fees and debt financing fees re-allowed to our Sub-Advisor are included in general and administrative – related parties expenses. On each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional debt financing fee to our Sub-Advisor of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date.

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

Charts

The chart below summarizes the approximate payments to related parties for the three months ended March 31, 2015:

Payee	Purpose	For the Three Months Ended March 31, 2015
UDFH GS
	O&O Reimbursement(1)	$167,000	47%
	Advisory Fees(2)	30,000	8%
	Acquisition and Origination Fees(2)	156,000	43%
UDFH LD
	Loan servicing fees(3)	7,000	2%

Total payments		$360,000	100%

(1)	As defined in Note G of the accompanying consolidated financial statements.

(2)	As defined in Note B and Note H of the accompanying consolidated financial statements.

(3)	As defined in Note H of the accompanying consolidated financial statements.

The chart below summarizes the approximate expenses associated with related parties for the three months ended March 31, 2015:

Payee	Purpose	For the Three Months Ended March 31, 2015
UDFH GS
	Advisory Fees (1)(4)	$54,000	11%
	Acquisition and Origination Fees (2)	383,000	82%
UDFH LD
	Debt financing fees (3)	18,000	4%
	Loan servicing fees (3)	13,000	3%

Total expenses		$468,000	100%

(1)	As defined in Note G of the accompanying consolidated financial statements.

(2)	As defined in Note B and Note H of the accompanying consolidated financial statements.

(3)	As defined in Note H of the accompanying consolidated financial statements.

(4)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

Cash Flow Analysis

We commenced active operations October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. We may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the three months ended March 31, 2014, the only results presented are for the three months ended March 31, 2015.

Cash flows used in operating activities for the three months ended March 31, 2015 were approximately $762,000 and primarily comprised net loss, accrued interest receivable and other assets, offset partially by accrued liabilities.

Cash flows used in investing activities for the three months ended March 31, 2015 were approximately $8.1 million, resulting primarily from originations of notes receivable.

Cash flows provided by financing activities for the three months ended March 31, 2015 were approximately $8.2 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering and net borrowings on lines of credit, offset by offering costs and shareholder distributions.

Our cash and cash equivalents were approximately $1.9 million and $2.6 million as of March 31, 2015 and December 31, 2014, respectively.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition-related expenses. Acquisition and origination fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition-related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay acquisition and origination fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of the Advisor Entities. Acquisition-related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition-related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2015.

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

The following is a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2015:

Funds From Operations	For the Three Months Ended March 31, 2015
Net loss, as reported	$(209,000)
FFO	(209,000)
Other Adjustments:
Amortization expense	36,000
Provision for loan losses (a)	7,000
Acquisition costs (b)	547,000
MFFO (c)	$381,000

(a)	With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b)	Acquisition and origination fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition-related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from our offerings, this could result in us paying acquisition and origination fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of our Advisor Entities. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition-related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition-related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c)	MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the three months ended March 31, 2015:

Net Operating Income	For the Three Months Ended March 31, 2015
Net loss, as reported	$(209,000)
Add:
Interest expense	106,000
General and administrative expense (1)	776,000
Amortization expense (2)	36,000
Less:
Other interest and dividend income	-
Net operating income	$709,000

(1)	Includes advisory fee, advisory fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(2)	Represents amortization expense associated with capitalized debt financing costs.

For the Three Months Ended March 31, 2015
Net operating income	$709,000
Other interest and dividend income	-
Total interest and non-interest income	$709,000

The funds used to pay interest expense and general and administrative expenses will not be available to generate future net operating income, net income as defined by GAAP or cash flows from operations, nor be available to fund future distributions to shareholders.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on our indebtedness and (4) distributions and redemptions to shareholders. We expect that our liquidity will be provided by (1) loan interest, transaction fees and the receipt of credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the issuance of common shares of beneficial interest pursuant to the Offering, and (4) credit lines available to us.

There may be a delay between the sale of our common shares of beneficial interest and the making of real estate-related investments, which could result in a delay in our ability to make distributions to our shareholders. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our declaration of trust provides otherwise, senior liquidation preferences, if any. It is likely that we will continue to use offering proceeds to fund a majority of our distributions until such time, if at all, that we have invested in a substantial portfolio of income producing assets. In addition, to the extent our investments are in development projects or in other properties that have significant capital requirements and/or delays in their ability to generate income, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum aggregate amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. As of March 31, 2015, our indebtedness has not exceeded 300% of our net assets. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any, unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 we had no off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2015, we had purchased or entered into 4 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $77.6 million, of which approximately $54.3 million has yet to be funded.

In addition, we have entered into one credit facility, as discussed in Note J to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of March 31, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$9,601,000	$-	$-	$9,601,000
Total	$-	$9,601,000	$-	$-	$9,601,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2015, except as noted below.

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

For the three months ended March 31, 2015, we paid distributions of approximately $207,000 ($153,000 in cash and $54,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $762,000 and FFO of approximately $(209,000). From October 1, 2013 (Date of Inception) through March 31, 2015, we paid cumulative distributions of approximately $233,000, as compared to cumulative FFO of approximately $(2.0) million. As of March 31, 2015, we had approximately $77,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the three months ended March 31, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Three months ended March 31,
	2015		2014
Distributions paid in cash	$153,000		$-
Distributions reinvested	54,000		-
Total distributions	$207,000		$-
Source of distributions:
Cash from operations	$-	-%	$-	-%
Proceeds from the Offering	207,000	100%	-	-%
Total sources	$207,000	100%	$-	-%

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 25, 2014, our Registration Statement on Form S-11 (Registration No. 333-194162), covering the Offering of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share (the “Offering”), was declared effective under the Securities Act of 1933, as amended. The Offering also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. In addition, we have special escrow provisions for residents of Pennsylvania, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania.

As of March 31, 2015, the Trust had issued an aggregate of 919,667 common shares of beneficial interest pursuant to the Offering, consisting of 916,666 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $18.3 million (approximately $16.1 million, net of costs associated with the Offering) and 3,001 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $57,000. As of March 31, 2015, the Trust had not redeemed any common shares of beneficial interest. Of the offering costs incurred as of March 31, 2015, approximately $366,000 was paid to our Advisor Entities for organization and offering expenses and approximately $1.8 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of March 31, 2015, we used the net proceeds from our Offering and DRIP to originate 4 loans, none of which have been repaid in full by the respective borrower, totaling approximately $77.6 million in loan commitments, approximately $54.3 million of which is yet to be funded.

Unregistered Sales of Equity Securities

We did not have any unregistered sales of securities during the three months ended March 31, 2015.

Share Repurchase Program

We have adopted a share repurchase program that enables our shareholders to sell their shares back to us in limited circumstances. Generally, this program permits you to sell your shares back to us after you have held them for at least one year, subject to the significant conditions and limitations described below. Except for repurchases upon the death of a shareholder (in which case we may waive the minimum holding periods), the repurchase price, for the period beginning after a shareholder has held the shares for a period of one year, will be: (1) 92% of the purchase price actually paid for any shares held less than two years, (2) 94% of the purchase price actually paid for any shares held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any shares held at least three years but less than four years, (4) 98% of the purchase price actually paid for any shares held at least four years but less than five years and (5) for any shares held at least five years, the purchase price actually paid for the shares. The purchase price for shares repurchased upon the death of a shareholder will be the purchase price actually paid for the shares (if such shares are repurchased during the offering) or the then current estimated share value.

We reserve the right in our sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a shareholder or other exigent circumstances, (2) reject any request for repurchase, (3) change the repurchase price, or (4) terminate, suspend and/or reestablish our share repurchase program. In respect of shares repurchased upon the death of a shareholder, we will not repurchase in excess of 1% of the weighted average number of shares outstanding during the prior twelve-month period immediately prior to the date of repurchase, and the total number of shares we may repurchase at any time will not exceed 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the repurchase date. Our board of trustees will determine from time to time whether we have sufficient excess cash from operations to repurchase shares. Generally, the cash available for repurchase will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.

As of March 31, 2015, no repurchase requests have been received and no shares have been repurchased.

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

United Development Funding Income Fund V

Dated: May 15, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: May 15, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

10.1	Loan Agreement with CTMGT Frisco Hills 2B, 5A, 5B FL-2, LLC, Centamtar Terras, L.L.C., CTMGT, LLC, FH 295, LLC, Mehrdad Moayedi and United Development Funding Income Fund V, dated January 22, 2015 (previously filed in and incorporated by reference to Exhibit 10.7 to Post-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on April 21, 2015)

10.2	Loan Agreement with Frisco 93, LLC and United Development Funding Income Fund V, dated March 11, 2015 (previously filed in and incorporated by reference to Exhibit 10.8 to Post-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on April 21, 2015)

10.3	Amendment to Advisory Agreement by and among United Development Funding Income Fund V, UDF V OP, L.P. and American Realty Capital Residential Advisors, LLC, dated April 15, 2015 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K, Commission File No. 333-194162, filed on April 17, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.