Form 10-Q
period 2015-06-30
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2015-08-14
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   [Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on August 11, 2015 was 1,796,426.

UNITED DEVELOPMENT FUNDING INCOME FUND V

FORM 10-Q

Quarter Ended June 30, 2015

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$1,763,144	$2,554,877
Restricted cash	-	20,000
Accrued interest receivable	1,596,397	129,655
Notes receivable, net	33,708,228	14,593,927
Deferred offering costs	6,577,256	5,806,378
Other assets	262,637	217,291
Total assets	$43,907,662	$23,322,128

Liabilities and Shareholders’ Equity
Liabilities:
Accrued interest payable	$24,687	$27,313
Accrued liabilities	675,059	485,126
Accrued liabilities – related parties	8,113,477	6,827,936
Distributions payable	169,268	37,528
Escrow payable	-	20,000
Line of credit	11,250,000	8,934,955
Total liabilities	20,232,491	16,332,858

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 1,505,495 shares issued and outstanding at June 30, 2015, and 498,756 shares issued and outstanding at December 31, 2014	15,055	4,988
Additional paid-in-capital	26,518,571	8,794,043
Accumulated deficit	(2,858,455)	(1,809,761)
Total shareholders’ equity	23,675,171	6,989,270
Total liabilities and shareholders’ equity	$43,907,662	$23,322,128

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest income	$905,614	$-	$1,522,655	$-

Interest expense:
Interest expense	115,690	-	221,285	-

Net interest income	789,924	-	1,301,370	-
Provision for loan losses	27,793	-	35,015	-
Net interest income after provision for loan losses	762,131	-	1,266,355	-

Noninterest income:
Commitment fee income	99,530	-	190,890	-

Noninterest expense:
Advisory fee	32,537	-	55,695	-
Advisory fee – related party	93,995	-	160,896	-
General and administrative	270,920	277	585,273	285
General and administrative – related parties	399,852	-	800,469	-
Total noninterest expense	797,304	277	1,602,333	285

Net income (loss)	$64,357	$(277)	$(145,088)	$(285)

Net income (loss) per weighted average share outstanding	$0.05	$(0.03)	$(0.15)	$(0.03)

Weighted average shares outstanding	1,199,949	10,000	961,538	10,000

Distributions per weighted average share outstanding	$0.75	$-	$0.94	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(145,088)	$(285)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	35,015	-
Amortization expense	81,125	-
Changes in assets and liabilities:
Accrued interest receivable	(1,466,742)	-
Other assets	(126,471)	-
Accrued liabilities	187,308	(14,800)
Net cash used in operating activities	(1,434,853)	(15,085)

Investing Activities
Investments in notes receivable	(20,043,804)	-
Receipts from notes receivable	894,487	-
Net cash used in investing activities	(19,149,317)	-

Financing Activities
Proceeds from line of credit	2,315,045	-
Proceeds from issuance of shares of beneficial interest	19,882,190	-
Distributions	(604,548)	-
Escrow payable	(20,000)	-
Restricted cash	20,000	-
Payments of offering costs	(2,314,911)	-
Deferred offering costs	(770,879)	(1,793,174)
Accrued liabilities – related parties	1,285,540	1,808,224
Net cash provided by financing activities	19,792,437	15,050

Net decrease in cash and cash equivalents	(791,733)	(35)
Cash and cash equivalents at beginning of period	2,554,877	199,966
Cash and cash equivalents at end of period	$1,763,144	$199,931
Supplemental Cash Flow Information:
Cash paid for interest	$223,910	$-
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$167,317	$-
Distributions accrued but not paid	$131,740	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws beginning with the taxable year ending December 31, 2015. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P., a Delaware limited partnership and the affiliated sub-advisor of the Trust (“UDFH GS” or “Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At June 30, 2015 and December 31, 2014, UDF V OP had no assets, liabilities or equity.

As of June 30, 2015, the Trust owns 100% of the outstanding shares of UDF V Rosehill PI, Inc., a Delaware corporation (“UDF V Rosehill”).

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

The Advisor and Sub-Advisor may collectively be referred to as the “Advisor Entities.”

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Notes Receivable

Notes receivable are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of June 30, 2015, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Interest Income and Non-Interest Income Recognition

As of June 30, 2015 and December 31, 2014, we were accruing interest on all notes receivable.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of June 30, 2015 and December 31, 2014, approximately $743,000 and $508,000, respectively, of unamortized commitment fees are included as an offset of notes receivable.

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

We file income tax returns in the United States federal jurisdiction. At June 30, 2015, tax returns related to fiscal year ended December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the three and six months ended June 30, 2015 and 2014.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities and all legal entities are subject to reevaluation under ASU 2015-02. Specifically, ASU 2015-02 (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”); (2) eliminates the presumption that a general partnership should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. The Trust does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. ASU 2015-03, which requires retrospective application, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is allowed. The Trust does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

C. Registration Statement

The Trust filed a registration statement on Form S-11 with the SEC (Registration No. 333-194162) (the “Registration Statement”) with respect to a public offering (the “Offering”) of 50,657,895 common shares of beneficial interest. On July 25, 2014, the Registration Statement was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of notes receivable, net and is recorded at the lower of cost or estimated net realizable value.

	June 30, 2015	December 31, 2014
Notes receivable, net	$33,708,000	$14,594,000

Our loans are classified as follows:

	June 30, 2015	December 31, 2014
Real Estate:
Acquisition and land development	$34,499,000	$15,115,000
Allowance for loan losses	(48,000)	(13,000)
Unamortized commitment fees	(743,000)	(508,000)
Total	$33,708,000	$14,594,000

As of June 30, 2015, we had originated 5 loans, none of which have been repaid in full. As of December 31, 2014, we had originated 2 loans, none of which have been repaid in full.

The following table represents the scheduled maturity dates of the 5 loans outstanding as of June 30, 2015:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2017	27,865,000	3	81%
2018	6,634,000	2	19%
Total	$34,499,000	5	100%

The following table represents the scheduled maturity dates of the 2 loans outstanding as of December 31, 2014:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2016	10,245,000	1	68%
2017	4,870,000	1	32%
Total	$15,115,000	2	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

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

As of June 30, 2015 and December 31, 2014, we had no matured loans.

For the three and six months ended June 30, 2015 and 2014, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the three and six months ended June 30, 2015 and 2014, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	June 30, 2015	December 31, 2014
Level 1	$34,499,000	$15,115,000
Level 2	-	-
Level 3	-	-
Total	$34,499,000	$15,115,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses for the six months ended June 30, 2015 and the year ended December 31, 2014, which is offset against notes receivable:

	For the six months ended June 30, 2015	For the year ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$13,000	$-
Provision charged to earnings	35,000	13,000
Loan losses:
Charge-offs	-	-
Recoveries	-	-
Net loan losses	-	-
Balance at end of period	$48,000	$13,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$48,000	$13,000

Financing receivables:
Balance at end of period	$34,499,000	$15,115,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$34,499,000	$15,115,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Shareholders’ Equity

On October 1, 2013, the Trust filed its Declaration of Trust which authorizes the Trust to issue up to 400,000,000 shares of beneficial interest, consisting of 350,000,000 common shares of beneficial interest, $.01 par value per share, and 50,000,000 preferred shares of beneficial interest, $.01 par value per share. In connection with the Trust’s formation, UDFH and ARCR Advisors acquired an aggregate of 10,000 of the Trust’s common shares of beneficial interest, which represented all of the Trust’s outstanding shares at that time, for an aggregate purchase price of $200,000. UDFH LD also owns nine limited partnership units of UDF V OP, the Trust’s operating partnership, for which it has contributed $0.90 and which constitutes 0.1% of the partnership units outstanding. The Trust is the sole general partner and owner of a 99.9% partnership interest in UDF V OP. UDFH and ARCR Advisors may not sell any of these securities during the period ARCR Advisors serves as the Trust’s Advisor, except for transfer of such securities to their affiliates. In addition, any resale of these securities and the resale of any such securities that may be acquired by the Trust’s affiliates are subject to the provisions of Rule 144 promulgated under the Securities Act, which rule limits the number of shares that may be sold at any one time and the manner of such resale. Although UDFH and ARCR Advisors and their affiliates are not prohibited from acquiring additional shares, they have no options or warrants to acquire any additional shares and have no current plans to acquire additional shares. UDFH and ARCR Advisors have agreed to abstain from voting any shares they now own or hereafter acquire in any vote regarding the approval or termination of any contract or transaction with the Advisor Entities or any of their affiliates.

On October 22, 2014, the Trust’s initial public subscribers were accepted as shareholders pursuant to the Offering and the subscription proceeds from such initial public subscribers were released to the Trust from escrow.

As of June 30, 2015, the Trust had issued an aggregate of 1,505,495 common shares of beneficial interest pursuant to the Offering, consisting of 1,496,551 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $29.8 million (approximately $26.4 million, net of costs associated with the Offering) and 8,944 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $170,000. As of June 30, 2015, the Trust had not redeemed any common shares of beneficial interest.

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. All distributions are paid in cash and DRIP shares as of June 30, 2015.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on November 21, 2014 and ending on September 30, 2015. The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0040274 per common share of beneficial interest, which is equal to an annualized distribution rate of 7.35%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees for the six months ended June 30, 2015:

Authorization Date (1)	Record Date (2)	Rate Per Share (3)	Payment Date (4)
April 26, 2015	June 15, 2015	$0.1325	June 30, 2015
June 15, 2015	August 17, 2015	$0.1325	August 31, 2015

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or is expected to be paid in cash.

We have made the following distributions to our shareholders for the six months ended June 30, 2015:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 15, 2015	$52,000
January 31, 2015	February 24, 2015	73,000
February 28, 2015	March 24, 2015	83,000
March 31, 2015	April 24, 2015	107,000
April 30, 2015	May 22, 2015	122,000
May 31, 2015	June 24, 2015	149,000
June 15, 2015	June 29, 2015	186,000
		$772,000

For the six months ended June 30, 2015, we paid distributions of approximately $772,000 ($605,000 in cash and $167,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.4 million. From October 1, 2013 (Date of Inception) through June 30, 2015, we paid cumulative distributions of approximately $966,000. As of June 30, 2015, we had approximately $169,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Six months ended June 30,
	2015		2014
Distributions paid in cash	$605,000		$-
Distributions reinvested	167,000		-
Total distributions	$772,000		$-
Source of distributions:
Cash from operations	$-	-	$-	-
Proceeds from the Offering	772,000	100%	-	-
Total sources	$772,000	100%	$-	-

In our initial quarters of operations, we have not generated enough cash flow from operations to fund distributions declared. Therefore, all of our distributions have been paid from sources other than operating cash flow, such as proceeds from our Offering in anticipation of future operating cash flow. Future distributions in excess of our operating cash flows also may be funded via financing activities, consistent with our intent to use our credit facilities to meet our investment and distribution cash requirements throughout our initial period of operations.

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

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2015, we did not have any approved redemption requests included in our liabilities. As of June 30, 2015, no repurchase requests have been received and no shares have been repurchased.

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

The Advisor will receive advisory fees of 1.5% per annum of the average of invested assets, including secured loan assets, which will be the aggregate book value of the Trust’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period (the “Advisory Fees”). The Advisory Fees will be payable monthly to the Advisor in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. The Advisor will re-allow 70% of the Advisory Fees paid to the Advisor to the Sub-Advisor.

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

The Advisor will receive 15% of the amount by which the Trust’s net income for the immediately preceding year exceeds the sum of the total amount of capital raised from (and returned to) investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% per annum cumulative, non-compounded return on invested capital to investors. On April 15, 2015, the advisory agreement was amended to clarify that no subordinated incentive fee may be paid to the Advisor until after the Trust’s shareholders have received distributions, in the aggregate, of a full return of capital raised from investors plus a 7.35% per annum cumulative, non-compounded return on the gross proceeds from the shares of the Trust’s common shares of beneficial interest, as adjusted to reflect prior cash distributions which constitute a return of capital. The fee will be paid annually in arrears and upon termination of the advisory agreement. If the fee is being paid upon termination of the advisory agreement, then such fee will be appropriately pro-rated for a partial year and calculated based upon the Trust’s net income and aggregate capital contributions for such partial year. The Trust’s Advisor will re-allow 70% of the subordinated incentive fee paid to the Advisor directly to the Sub-Advisor.

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

Upon listing the Trust’s common shares of beneficial interest on a national securities exchange, the Advisor will be entitled to a fee equal to 15% of the amount, if any, by which (1) the market value of the Trust’s outstanding shares plus distributions paid by the Trust prior to listing, exceeds (2) the sum of the total amount of capital raised from investors, as adjusted to reflect prior distributions to shareholders of net sales proceeds, and a 7.35% annual cumulative, non-compounded return on invested capital to investors. The Advisor will re-allow 70% of this subordinated incentive listing fee paid to the Advisor directly to the Sub-Advisor.

J. Line of Credit

Veritex Revolver

On November 14, 2014, UDF V obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “Veritex Revolver”). Effective May 22, 2015, the Veritex Revolver was amended resulting in an increase of the maximum borrowings to $12.5 million. The interest rate under the Veritex Revolver is equal to the lesser of (1) the maximum lawful rate or (2) the prime rate plus 1.25% per annum (4.5% as of June 30, 2015). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on May 14, 2016. The Veritex Revolver is secured by a first priority security interest in all of UDF V’s current and future assets. The Veritex Revolver will also be secured by the collateral assignment to Veritex of loans originated by UDF V, if required by Veritex.

In connection with the Veritex Revolver, as amended, UDF V agreed to pay origination fees of $125,000 to Veritex. In addition, UDF V agreed to pay debt financing fees to UDFH Land in connection with the Veritex Revolver. See Note M, “Related Party Transactions,” for further discussion of fees paid to related parties. As of June 30, 2015 and December 31, 2014 approximately $11.3 million and $8.9 million in principal, respectively, was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $116,000 and $221,000 for the three and six months ended June 30, 2015, respectively. No interest expense was associated with the Veritex Revolver for the three and six months ended June 30, 2014.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$11,250,000	$-	$-	$11,250,000
Total	$-	$11,250,000	$-	$-	$11,250,000

K. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

As of June 30, 2015 we had no off-balance sheet arrangements.

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

M. Related Party Transactions

O&O Reimbursement

We pay our Sub-Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Sub-Advisor or their affiliates. From Inception through June 30, 2015, UDF V has reimbursed our Sub-Advisor approximately $597,000 in accordance with the O&O reimbursement. As of June 30, 2015 and December 31, 2014, approximately $6.7 million and $5.9 million, respectively, of unpaid organization and offering costs are included in accrued liabilities – related parties.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor Entities, equal to 1.5% per annum of our average invested assets (as discussed in Note H). From Inception through June 30, 2015, UDF V has incurred total Advisory Fees of approximately $143,000 to our Sub-Advisor. As of June 30, 2015 and December 31, 2014, approximately $54,000 and $13,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Sub-Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H). The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Such costs are expensed as incurred and are payable to UDFH GS, our Sub-Advisor. As of June 30, 2015 and December 31, 2014 approximately $1.3 million and $929,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to our Sub-Advisor or its affiliates. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Sub-Advisor debt financing fees (as discussed in Note H), which are in turn assigned to our asset manager. These debt financing fees are expensed on a straight line basis over the life of the financing arrangement. As of June 30, 2015, approximately $25,000 is included in accrued liabilities – related parties associated with debt financing fees. There was no amount included in accrued liabilities – related parties associated with debt financing fees as of December 31, 2014.

Loan Servicing Fees

We incur monthly loan servicing fees, payable to our asset manager, equal to 0.25% of the aggregate outstanding loan balances held by us (as discussed in Note H). As of June 30, 2015 and December 31, 2014, approximately $13,000 and $3,000, respectively, is included in accrued liabilities – related parties associated with unpaid loan servicing fees.

The chart below summarizes the approximate payments to related parties for the periods indicated:

		For the Six Months Ended		For the Year Ended
Payee	Purpose	June 30, 2015		December 31, 2014
UDFH GS
	O&O Reimbursement	$398,000	45%	$199,000	41%
	Advisory Fees	89,000	10%	-	-
	Acquisition and Origination Fees	372,000	42%	185,000	38%

UDFH LD
	Debt Financing Fees	-	-	100,000	21%
	Loan Servicing Fees	21,000	3%	-	-

Total Payments		$880,000	100%	$484,000	100%

The chart below summarizes the approximate expenses associated with related parties for periods indicated:

		For the Three Months Ended		For the Six Months Ended
Payee	Purpose	June 30, 2015		June 30, 2015
UDFH GS
	Advisory Fees (1)	$76,000	15%	$130,000	14%
	Acquisition and Origination Fees	380,000	77%	763,000	79%

UDFH LD
	Debt Financing Fees	20,000	4%	37,000	4%
	Loan Servicing Fees	18,000	4%	31,000	3%

Total Expenses		$494,000	100%	$961,000	100%

(1)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any Advisory Fees, Acquisition and Origination Fees, debt financing fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the three and six months ended June 30, 2014.

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

At June 30, 2015, our real estate investments were secured by property located in Texas.

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

O. Subsequent Events

On July 15, 2015, we entered into a loan agreement to provide a $9,500,000 subordinate development loan to Prosper 236, LLC, an unaffiliated single-purpose entity. The loan is evidenced and secured by a subordinate lien deed of trust to be recorded against approximately 117 acres of land in Prosper, Collin County, Texas, a promissory note, assignments of builder lot sale contracts, and other loan documents. The loan is subordinate to a $16,275,000 senior acquisition and development loan provided by a regional bank, and to one or more builder performance deeds of trust that secure $3.414 million in earnest money deposits paid by the builders to secure their right to acquire the finished lots when they are complete. Hollis M. Greenlaw, the Chief Executive Officer and Chairman of the Board of Trustees of UDF V, has provided a limited guaranty of the senior loan in an amount not to exceed $4 million. The proceeds of the loan will be used to finance the borrower’s closing costs, and to develop the land into single-family residential lots for sale to homebuilders. The annual interest rate under the loan is the lower of 13% or the highest rate allowed by law. The loan matures and becomes due and payable in full on October 15, 2018.

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

On July 25, 2014, our Registration Statement covering the Offering of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share was declared effective under the Securities Act. The Offering also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to the DRIP for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. In addition, we have special escrow provisions for residents of Pennsylvania, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania.

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

As of June 30, 2015, we had issued 1,505,495 common shares of beneficial interest in the Offering in exchange for gross proceeds, including DRIP, of approximately $30.0 million.

We intend to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We also intend to make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors. As of June 30, 2015, our total assets were approximately $43.9 million. For the three and six months ended June 30, 2015, total interest and non-interest income was approximately $1.0 million and $1.7 million, respectively, and our net income (loss) was approximately $64,000 and $(145,000), respectively.

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

Our loan portfolio, consisting of notes receivable, grew from approximately $14.6 million as of December 31, 2014, to approximately $33.7 million as of June 30, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased.

Our cash balances were approximately $1.8 million and $2.6 million as of June 30, 2015 and December 31, 2014, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with indebtedness was approximately $116,000 and $221,000 for the three and six months ended June 30, 2015, respectively. We did not incur any interest expense for the three and six months ended June 30, 2014. The increase in interest expense is a result of a line of credit we obtained in November 2014.

Net income (loss) was approximately $64,000 and $(145,000) for the three and six months ended June 30, 2015, respectively. Net income (loss) per share of beneficial interest was approximately $0.05 and $(0.15) for the three and six months ended June 30, 2015, respectively. Our net income (loss) per share of beneficial interest is calculated based on net income (loss) divided by the weighted average shares of beneficial interest outstanding. Such net income (loss) per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of June 30, 2015, we had originated 5 loans, none of which have been repaid in full, with maximum loan amounts totaling approximately $95.6 million.

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

As of June 30, 2015, we had entered into 5 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $95.6 million, of which approximately $61.1 million has yet to be funded.

As of June 30, 2015, our largest individual borrower comprised approximately 59% of the outstanding balance of our portfolio and 2.71% of the estimated gross proceeds of the Offering.

As of June 30, 2015, the notes have terms ranging from 24 to 36 months and bear interest at a rate of 13% per annum. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

Location of Real Property Loans and Investments

As of June 30, 2015, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of June 30, 2015:

Location	% of Balance
Dallas, Texas area	67%
Houston, Texas area	33%
Total	100%

Results of Operations

We commenced active operations on October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. We may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the three and six months ended June 30, 2014, the only results presented are for the three and six months ended June 30, 2015.

Revenues

Interest income for the three and six months ended June 30, 2015 was approximately $906,000 and $1.5 million, respectively. Commitment fee income for the three and six months ended June 30, 2015 was approximately $100,000 and $191,000, respectively.

We accepted our initial public subscribers as shareholders on October 22, 2014, resulting in the Trust having funds available to originate 5 notes receivable.

We expect revenues to increase in 2015 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real estate investments.

Expenses

Interest expense related to our line of credit totaled approximately $116,000 and $221,000 for the three and six months ended June 30, 2015, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the Trust as well as the timing of draws and payments on our line of credit.

We pay our Advisor Advisory Fees of 1.5% per annum of our average invested assets, including secured loan assets. Our Advisor will re-allow 70% of the Advisory Fees paid to our Advisor to our Sub-Advisor. The fee is calculated monthly in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory Fee expense was approximately $33,000 and $56,000 for the three and six months ended June 30, 2015, respectively. Advisory Fee – related party expense was approximately $94,000 and $161,000 for the three and six months ended June 30, 2015, respectively, for the re-allowance to our Sub-Advisor. Advisory Fee expense (including related party) represents the expense associated with these Advisory Fees. In addition, Advisory Fee – related party expense includes loan servicing fees of approximately $18,000 and $31,000 due to our asset manager for the three and six months ended June 30, 2015, respectively.

General and administrative expense for the three and six months ended June 30, 2015 was approximately $271,000 and $585,000, respectively. General and administrative expense consists primarily of legal, consulting and accounting fees, transfer agent fees, insurance expense, Acquisition and Origination Fees and amortization of debt financing costs. We pay our Advisor Entities or affiliates of our Advisor Entities Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. We pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees. Our Advisor may re-allow all or a portion of its debt financing fee to our Sub-Advisor. General and administrative expense includes the net portion paid to our Advisor for such expenses.

General and administrative – related parties expense for the three and six months ended June 30, 2015 was approximately $400,000 and $800,000, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees and amortization of debt financing fees. Acquisition and Origination Fees and debt financing fees re-allowed to our Sub-Advisor are included in general and administrative – related parties expenses. On each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional debt financing fee to our Sub-Advisor of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date.

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

Comparison Charts

The chart below summarizes the approximate payments to related parties for the periods indicated:

		For the Six Months Ended		For the Year Ended
Payee	Purpose	June 30, 2015		December 31, 2014
UDFH GS
	O&O Reimbursement	$398,000	45%	$199,000	41%
	Advisory Fees	89,000	10%	-	-
	Acquisition and Origination Fees	372,000	42%	185,000	38%

UDFH LD
	Debt Financing Fees	-	-	100,000	21%
	Loan Servicing Fees	21,000	3%	-	-

Total Payments		$880,000	100%	$484,000	100%

The chart below summarizes the approximate expenses associated with related parties for periods indicated:

		For the Three Months Ended		For the Six Months Ended
Payee	Purpose	June 30, 2015		June 30, 2015
UDFH GS
	Advisory Fees (1)	$76,000	15%	$130,000	14%
	Acquisition and Origination Fees	380,000	77%	763,000	79%

UDFH LD
	Debt Financing Fees	20,000	4%	37,000	4%
	Loan Servicing Fees	18,000	4%	31,000	3%

Total Expenses		$494,000	100%	$961,000	100%

(1)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any Advisory Fees, Acquisition and Origination Fees, debt financing fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the three and six months ended June 30, 2014.

Cash Flow Analysis

We commenced active operations on October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. We may not admit investors residing in Pennsylvania until we have received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the six months ended June 30, 2014, the only results presented are for the six months ended June 30, 2015.

Cash flows used in operating activities for the six months ended June 30, 2015 were approximately $1.4 million and primarily comprised net loss, accrued interest receivable and other assets, offset partially by accrued liabilities.

Cash flows used in investing activities for the six months ended June 30, 2015 were approximately $19.1 million, resulting primarily from originations of notes receivable.

Cash flows provided by financing activities for the six months ended June 30, 2015 were approximately $19.8 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering and net borrowings on lines of credit, offset partially by offering costs and shareholder distributions.

Our cash and cash equivalents were approximately $1.8 million and $2.6 million as of June 30, 2015 and December 31, 2014, respectively.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss: acquisition and origination fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income or loss; gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Mark-to-market and fair value adjustments to calculate MFFO may be reflective of on-going operations or reflect unrealized operational impacts, since such adjustments may be based upon current operational issues relating to our portfolio, industry or general market conditions. Mark-to-market and fair value adjustments represent a continuous process, analyzed on a quarterly and/or annual basis in accordance with GAAP. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we adjust for acquisition-related expenses. Acquisition and Origination Fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition-related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. We may be required to pay Acquisition and Origination Fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of the Advisor Entities. Acquisition-related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition-related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity. MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the six months ended June 30, 2015.

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

The following is a reconciliation of net loss to FFO and MFFO for the six months ended June 30, 2015:

Funds From Operations	For the Six Months Ended June 30, 2015
Net loss, as reported	$(145,000)
FFO	(145,000)
Other Adjustments:
Amortization expense	81,000
Provision for loan losses (a)	35,000
Acquisition costs (b)	1,090,000
MFFO (c)	$1,061,000

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the six months ended June 30, 2015:

Net Operating Income	For the Six Months Ended June 30, 2015
Net loss, as reported	$(145,000)
Add:
Interest expense	221,000
General and administrative expense (1)	1,556,000
Amortization expense (2)	81,000
Less:
Other interest and dividend income	-
Net operating income	$1,713,000

(1)	Includes Advisory Fee, Advisory Fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(2)	Represents amortization expense associated with capitalized debt financing costs.

For the Six Months Ended June 30, 2015
Net operating income	$1,713,000
Other interest and dividend income	-
Total interest and non-interest income	$1,713,000

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

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum aggregate amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. As of June 30, 2015, our indebtedness has not exceeded 300% of our net assets. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any, unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2015, we had purchased or entered into 5 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $95.6 million, of which approximately $61.1 million has yet to be funded.

In addition, we have entered into one credit facility, as discussed in Note J to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of June 30, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$-	$11,250,000	$-	$-	$11,250,000
Total	$-	$11,250,000	$-	$-	$11,250,000

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our 2014 10-K filed with the SEC on March 31, 2015, except as noted below.

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

For the six months ended June 30, 2015, we paid distributions of approximately $772,000 ($605,000 in cash and $167,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.4 million and FFO of approximately ($145,000). From Inception through June 30, 2015, we paid cumulative distributions of approximately $966,000, as compared to cumulative FFO of approximately ($1.9) million. As of June 30, 2015, we had approximately $169,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	Six months ended June 30,
	2015		2014
Distributions paid in cash	$605,000		$-
Distributions reinvested	167,000		-
Total distributions	$772,000		$-
Source of distributions:
Cash from operations	$-	-	$-	-
Proceeds from the Offering	772,000	100%	-	-
Total sources	$772,000	100%	$-	-

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering the Offering of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act. The Offering also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to the DRIP for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. In addition, we have special escrow provisions for residents of Pennsylvania, the conditions of which have not been satisfied and, therefore, we have not accepted subscriptions from residents of Pennsylvania.

As of June 30, 2015, the Trust had issued an aggregate of 1,505,495 common shares of beneficial interest pursuant to the Offering, consisting of 1,496,551 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $29.8 million (approximately $26.4 million, net of costs associated with the Offering) and 8,944 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $170,000. As of June 30, 2015, the Trust had not redeemed any common shares of beneficial interest. Of the offering costs incurred as of June 30, 2015, approximately $597,000 was paid to our Advisor Entities for organization and offering expenses and approximately $2.9 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of June 30, 2015, we used the net proceeds from our Offering and DRIP to originate 5 loans, none of which have been repaid in full by the respective borrower, totaling approximately $95.6 million in loan commitments, approximately $61.1 million of which is yet to be funded.

Unregistered Sales of Equity Securities

We did not have any unregistered sales of securities during the six months ended June 30, 2015.

Share Repurchase Program

As of June 30, 2015, no repurchase requests have been received and no shares have been repurchased.

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

United Development Funding Income Fund V

Dated: August 14, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: August 14, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

10.1	Amendment to Advisory Agreement by and among United Development Funding Income Fund V, UDF V OP, L.P. and American Realty Capital Residential Advisors, LLC, dated April 15, 2015 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 8-K, Commission File No. 333-194162, filed on April 17, 2015)

10.2*	First Loan Modification Agreement among Rosehill Reserve, Ltd., Harrigan Development Partners, LLC, Thomas Lloyd Hargrove Jr. and United Development Funding Income Fund V, dated April 21, 2015 to be effective as of December 5, 2014

10.3*	Loan Modification Agreement to Loan Agreement between Veritex Community Bank and United Development Funding Income Fund V, dated May 22, 2015

10.4*	Loan Agreement among Shahan Prairie, LP, Shahan GP, LLC, Centamtar Terras, LLC, CTMGT, LLC, Mehrdad Moayedi and United Development Funding Income Fund V, dated June 9, 2015

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.