Form 10-Q
period 2015-09-30
UNITED DEVELOPMENT FUNDING INCOME FUND V
filed 2015-11-13
CIK 1591330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common shares of beneficial interest, par value $0.01 per share, as of the close of business on November 4, 2015 was 2,496,159.

UNITED DEVELOPMENT FUNDING INCOME FUND V

FORM 10-Q

Quarter Ended September 30, 2015

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$2,042,440	$2,554,877
Restricted cash	-	20,000
Accrued interest receivable	1,238,582	129,655
Notes receivable, net	45,052,011	14,593,927
Deferred offering costs	6,922,357	5,806,378
Other assets	368,517	217,291
Total assets	$55,623,907	$23,322,128

Liabilities and Shareholders’ Equity
Liabilities:
Accrued interest payable	$23,906	$27,313
Accrued liabilities	905,803	485,126
Accrued liabilities – related parties	8,936,990	6,827,936
Distributions payable	244,739	37,528
Escrow payable	-	20,000
Line of credit	11,250,000	8,934,955
Total liabilities	21,361,438	16,332,858

Commitments and contingencies

Shareholders’ equity:
Shares of beneficial interest; $0.01 par value; 400,000,000 shares authorized; 2,172,786 shares issued and outstanding at September 30, 2015, and 498,756 shares issued and outstanding at December 31, 2014	21,728	4,988
Additional paid-in-capital	38,272,058	8,794,043
Accumulated deficit	(4,031,317)	(1,809,761)
Total shareholders’ equity	34,262,469	6,989,270
Total liabilities and shareholders’ equity	$55,623,907	$23,322,128

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest income	$1,261,412	$-	$2,784,067	$-

Interest expense:
Interest expense	129,375	-	350,660	-

Net interest income	1,132,037	-	2,433,407	-
Provision for loan losses	38,350	-	73,365	-
Net interest income after provision for loan losses	1,093,687	-	2,360,042	-

Noninterest income:
Commitment fee income	91,937	-	282,827	-

Noninterest expense:
Advisory fee	46,309	-	102,004	-
Advisory fee – related party	108,054	-	238,009	-
General and administrative	475,358	19,491	1,060,631	19,777
General and administrative – related parties	814,865	-	1,646,276	-
Total noninterest expense	1,444,586	19,491	3,046,920	19,777

Net loss	$(258,962)	$(19,491)	$(404,051)	$(19,777)

Net loss per weighted average share outstanding	$(0.15)	$(1.95)	$(0.32)	$(1.98)

Weighted average shares outstanding	1,758,653	10,000	1,247,061	10,000

Distributions per weighted average share outstanding	$0.55	$-	$1.46	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(404,051)	$(19,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	73,365	-
Amortization expense	131,594	-
Changes in assets and liabilities:
Accrued interest receivable	(1,108,927)	-
Other assets	(282,820)	(7,679)
Accrued liabilities	417,270	(14,800)
Net cash used in operating activities	(1,173,569)	(42,256)

Investing Activities
Investments in notes receivable	(35,509,570)	-
Receipts from notes receivable	4,978,121	-
Net cash used in investing activities	(30,531,449)	-

Financing Activities
Proceeds from line of credit	2,315,045	-
Proceeds from issuance of shares of beneficial interest	32,987,393	-
Distributions	(1,248,141)	-
Escrow payable	(20,000)	139,500
Restricted cash	20,000	(139,500)
Payments of offering costs	(3,854,791)	-
Deferred offering costs	(1,115,979)	(2,866,824)
Accrued liabilities – related parties	2,109,054	2,908,918
Net cash provided by financing activities	31,192,581	42,094

Net decrease in cash and cash equivalents	(512,437)	(162)
Cash and cash equivalents at beginning of period	2,554,877	199,966
Cash and cash equivalents at end of period	$2,042,440	$199,804
Supplemental Cash Flow Information:
Cash paid for interest	$354,066	$-
Supplemental Cash Flow Information – non-cash activity:
Shareholders’ distribution reinvestment	$362,153	$-
Distributions accrued but not paid	$207,211	$-

See accompanying notes to consolidated financial statements (unaudited).

UNITED DEVELOPMENT FUNDING INCOME FUND V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

United Development Funding Income Fund V (which may be referred to as the “Trust,” “we,” “our,” or “UDF V”) was organized on October 1, 2013 (“Inception”) as a Maryland real estate investment trust that intends to qualify as a real estate investment trust (a “REIT”) under federal income tax laws beginning with the taxable year ending December 31, 2015. The Trust is the sole general partner of and owns a 99.9% partnership interest in UDF V OP, L.P. (“UDF V OP”), a Delaware limited partnership. UDFH Land Development, L.P. (“UDFH LD”), a Delaware limited partnership, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests in UDF V OP. UDF Holdings L.P. (“UDFH”), a Delaware limited partnership, owns 100% of the limited partnership interests of UDFH General Services, L.P., a Delaware limited partnership and the affiliated sub-advisor of the Trust (“UDFH GS” or “Sub-Advisor”), and UDFH LD, the Trust’s asset manager. At September 30, 2015 and December 31, 2014, UDF V OP had no assets, liabilities or equity.

As of September 30, 2015, the Trust owns 100% of the outstanding shares of UDF V Rosehill PI, Inc., a Delaware corporation (“UDF V Rosehill”).

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

These consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015 (the “2014 10-K”). The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements filed in our 2014 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows as of and for the interim period. Operating results for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Notes Receivable

Notes receivable are recorded at the lower of cost or net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. None of such notes are insured or guaranteed by a federally owned or guaranteed mortgage agency. As of September 30, 2015, the notes have terms ranging from 24 to 39 months and bear interest at a rate of 13% per annum. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

Interest Income and Non-Interest Income Recognition

As of September 30, 2015 and December 31, 2014, we were accruing interest on all notes receivable.

Commitment fee income represents non-refundable fees charged to borrowers for entering into an obligation that commits us to make or acquire a loan or to satisfy a financial obligation of the borrower when certain conditions are met within a specified time period. As of September 30, 2015 and December 31, 2014, approximately $1.0 million and $508,000, respectively, of unamortized commitment fees are included as an offset of notes receivable.

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

Income Taxes

The Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ending December 31, 2015. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its shareholders, so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Trust qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

We file income tax returns in the United States federal jurisdiction. At September 30, 2015, tax returns related to fiscal year ended December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the three and nine months ended September 30, 2015 and 2014.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Trust does not expect the adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on its consolidated financial statements.

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

D. Loans and Allowance for Credit Losses

Our aggregate loan portfolio is comprised of notes receivable, net and is recorded at the lower of cost or estimated net realizable value.

	September 30, 2015	December 31, 2014
Notes receivable, net	$45,052,000	$14,594,000

Our loans are classified as follows:

	September 30, 2015	December 31, 2014
Real Estate:
Acquisition and land development	$46,154,000	$15,115,000
Allowance for loan losses	(87,000)	(13,000)
Unamortized commitment fees	(1,015,000)	(508,000)
Total	$45,052,000	$14,594,000

As of September 30, 2015, we had originated 8 loans, none of which have been repaid in full. As of December 31, 2014, we had originated 2 loans, none of which have been repaid in full.

The following table represents the scheduled maturity dates of the 8 loans outstanding as of September 30, 2015:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2017	27,217,000	3	59%
2018	18,937,000	5	41%
Total	$46,154,000	8	100%

The following table represents the scheduled maturity dates of the 2 loans outstanding as of December 31, 2014:

	Total
Maturity Date	Amount	Loans	% of Total
Matured	$-	-	-
2016	10,245,000	1	68%
2017	4,870,000	1	32%
Total	$15,115,000	2	100%

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2015 and December 31, 2014, we have not placed any loans on non-accrual status.

We evaluate our portfolio of notes receivable on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in FASB ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of September 30, 2015 and December 31, 2014, we had no matured loans.

For the three and nine months ended September 30, 2015 and 2014, we did not have any impaired loans and we did not recognize any interest income associated with impaired loans. For the three and nine months ended September 30, 2015 and 2014, we did not recognize any cash basis interest income related to impaired loans.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of the dates indicated, our loans were classified as follows:

	September 30, 2015	December 31, 2014
Level 1	$46,154,000	$15,115,000
Level 2	-	-
Level 3	-	-
Total	$46,154,000	$15,115,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable. We periodically perform a detailed review of our portfolio of notes receivable to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses for the nine months ended September 30, 2015 and the year ended December 31, 2014, which is offset against notes receivable:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$13,286	$-
Provision charged to earnings	73,365	13,286
Loan losses:
Charge-offs	-	-
Recoveries	-	-
Net loan losses	-	-
Balance at end of period	$86,651	$13,286
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$86,651	$13,286

Financing receivables:
Balance at end of period	$46,154,000	$15,115,000
Ending balance, individually evaluated for impairment	$-	$-
Ending balance, collectively evaluated for impairment	$46,154,000	$15,115,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

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

As of September 30, 2015, the Trust had issued an aggregate of 2,172,786 common shares of beneficial interest pursuant to the Offering, consisting of 2,153,588 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $42.9 million (approximately $37.9 million, net of costs associated with the Offering) and 19,198 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $365,000. As of September 30, 2015, the Trust had not redeemed any common shares of beneficial interest.

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

We must distribute to our shareholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Internal Revenue Code. In accordance with this requirement, we pay monthly distributions to our shareholders. Our distribution rate is determined quarterly by our board of trustees and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, loan funding commitments and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. In addition to the monthly distributions, in an effort to ensure we distribute at least 90% of our taxable income, our board of trustees has periodically authorized additional, special distributions. All distributions are paid in cash and DRIP shares as of September 30, 2015.

Our board of trustees has authorized distributions for our shareholders of record as of the close of business on each day for the period commencing on November 21, 2014 and ending on December 31, 2015. The distributions are calculated based on the number of days each shareholder has been a shareholder of record based on 365 days in the calendar year, and are equal to $0.0040274 per common share of beneficial interest, which is equal to an annualized distribution rate of 7.35%, assuming a purchase price of $20.00 per share. These distributions are aggregated and paid monthly in arrears. Distributions are paid on or about the 25th day of the respective month. Distributions for shareholders participating in our DRIP are reinvested into our shares on the payment date of each distribution.

In addition to the monthly distributions discussed above, the following table represents all special distributions authorized by our board of trustees for the nine months ended September 30, 2015:

Authorization Date (1)	Record Date (2)	Rate Per Share (3)	Payment Date (4)
April 26, 2015	June 15, 2015	$0.1325	June 30, 2015
June 15, 2015	August 17, 2015	$0.1325	August 31, 2015
September 2, 2015	October 16, 2015	$0.1325	October 30, 2015

(1)	Represents the date the distribution was authorized by our board of trustees.

(2)	All outstanding common shares of beneficial interest as of the record date receive the distribution.

(3)	Represents the distribution rate per common share of beneficial interest on the record date.

(4)	Represents the date the special distribution was paid or is expected to be paid in cash.

We have made the following distributions to our shareholders for the nine months ended September 30, 2015:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 15, 2015	$52,000
January 31, 2015	February 24, 2015	73,000
February 28, 2015	March 24, 2015	83,000
March 31, 2015	April 24, 2015	107,000
April 30, 2015	May 22, 2015	122,000
May 31, 2015	June 24, 2015	149,000
June 15, 2015	June 29, 2015	186,000
June 30, 2015	July 24, 2015	169,000
July 31, 2015	August 24, 2015	199,000
August 17, 2015	August 28, 2015	242,000
August 31, 2015	September 24, 2015	228,000
		$1,610,000

For the nine months ended September 30, 2015, we paid distributions of approximately $1.6 million ($1.2 million in cash and $362,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.2 million. From October 1, 2013 (Date of Inception) through September 30, 2015, we paid cumulative distributions of approximately $1.6 million. As of September 30, 2015, we had approximately $245,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	For the Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$1,248,000		$-
Distributions reinvested	362,000		-
Total distributions	$1,610,000		$-
Source of distributions:
Cash from operations	$-	-	$-	-
Proceeds from the Offering	1,610,000	100%	-	-
Total sources	$1,610,000	100%	$-	-

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

The Trust complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Trust to repurchase shares be classified as liabilities and reported at settlement value.  We believe that shares tendered for redemption by the shareholder under the Trust’s share redemption program do not represent a mandatory obligation until such redemptions are approved at our discretion. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2015, we did not have any approved redemption requests included in our liabilities. As of September 30, 2015, no repurchase requests have been received and no shares have been repurchased.

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

J. Line of Credit

Veritex Revolver

On November 14, 2014, UDF V obtained a revolving credit facility from Veritex Community Bank, National Association (“Veritex”) in the maximum principal amount of $10.0 million pursuant to a loan agreement (the “Veritex Revolver”). Effective May 22, 2015, the Veritex Revolver was amended, resulting in an increase of the maximum borrowings to $12.5 million. The interest rate under the Veritex Revolver is equal to the lesser of (1) the maximum lawful rate or (2) the prime rate plus 1.25% per annum (4.5% as of September 30, 2015). Accrued interest on the outstanding principal amount of the Veritex Revolver is payable monthly. The Veritex Revolver matures and becomes due and payable in full on May 14, 2016. The Veritex Revolver is secured by a first priority security interest in all of UDF V’s current and future assets. The Veritex Revolver will also be secured by the collateral assignment to Veritex of loans originated by UDF V, if required by Veritex.

In connection with the Veritex Revolver, as amended, UDF V agreed to pay origination fees of $125,000 to Veritex. In addition, UDF V agreed to pay debt financing fees to UDFH Land in connection with the Veritex Revolver. See Note M, “Related Party Transactions,” for further discussion of fees paid to related parties. As of September 30, 2015 and December 31, 2014 approximately $11.3 million and $8.9 million in principal, respectively, was outstanding under the Veritex Revolver. Interest expense associated with the Veritex Revolver was approximately $129,000 and $351,000 for the three and nine months ended September 30, 2015, respectively. No interest expense was associated with the Veritex Revolver for the three and nine months ended September 30, 2014.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$11,250,000	$-	$-	$-	$11,250,000
Total	$11,250,000	$-	$-	$-	$11,250,000

K. Commitments and Contingencies

Litigation

In the ordinary course of business, the Trust may become subject to litigation or claims. There are no material pending or threatened legal proceedings known to be contemplated against the Trust.

Off-Balance Sheet Arrangements

As of September 30, 2015 we had no off-balance sheet arrangements.

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

M. Related Party Transactions

O&O Reimbursement

We pay our Sub-Advisor an O&O Reimbursement (as discussed in Note G) for reimbursement of organization and offering expenses funded by our Sub-Advisor or their affiliates. From Inception through September 30, 2015, UDF V has reimbursed our Sub-Advisor approximately $859,000 in accordance with the O&O reimbursement. As of September 30, 2015 and December 31, 2014, approximately $7.0 million and $5.9 million, respectively, of unpaid organization and offering costs are included in accrued liabilities – related parties.

Advisory Fees

We incur monthly Advisory Fees, payable to our Advisor Entities, equal to 1.5% per annum of our average invested assets (as discussed in Note H). From Inception through September 30, 2015, UDF V has incurred total Advisory Fees of approximately $251,000 to our Sub-Advisor. As of September 30, 2015 and December 31, 2014, approximately $40,000 and $13,000, respectively, is included in accrued liabilities – related parties associated with Advisory Fees payable to our Sub-Advisor.

Acquisition and Origination Fees

We incur Acquisition and Origination Fees equal to 3% of the net amount available for investment in secured loans and other real estate assets (as discussed in Note B and Note H). The fees are further reduced by the amount of any acquisition and origination expenses paid by borrowers or investment entities to our Advisor Entities or affiliates of our Advisor Entities with respect to our investment. Such costs are expensed as incurred and are payable to UDFH GS, our Sub-Advisor. As of September 30, 2015 and December 31, 2014, approximately $1.8 million and $929,000, respectively, is included in accrued liabilities – related parties associated with Acquisition and Origination Fees payable to our Sub-Advisor or its affiliates. Our Advisor re-allows 70% of the Acquisition and Origination Fees to our Sub-Advisor.

Debt Financing Fees

Pursuant to the origination of any line of credit or other debt financing, we pay our Sub-Advisor debt financing fees (as discussed in Note H), which are in turn assigned to our asset manager. These debt financing fees are expensed on a straight line basis over the life of the financing arrangement. As of September 30, 2015 and December 31, 2014, there were no amounts included in accrued liabilities – related parties associated with debt financing fees.

Loan Servicing Fees

We incur monthly loan servicing fees, payable to our asset manager, equal to 0.25% of the aggregate outstanding loan balances held by us (as discussed in Note H). As of September 30, 2015 and December 31, 2014, approximately $10,000 and $3,000, respectively, is included in accrued liabilities – related parties associated with unpaid loan servicing fees.

The chart below summarizes the approximate payments to related parties for the periods indicated:

		For the Nine Months Ended		For the Year Ended
Payee	Purpose	September 30, 2015		December 31, 2014
UDFH GS
	O&O Reimbursement	$660,000	42%	$199,000	41%
	Advisory Fees	211,000	13%	-	-
	Acquisition and Origination Fees	619,000	40%	185,000	38%

UDFH LD
	Debt Financing Fees	25,000	2%	100,000	21%
	Loan Servicing Fees	50,000	3%	-	-

Total Payments		$1,565,000	100%	$484,000	100%

The chart below summarizes the approximate expenses associated with related parties for periods indicated:

Payee	Purpose	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
UDFH GS
	Advisory Fees (1)	$108,000	12%	$238,000	13%
	Acquisition and Origination Fees	765,000	83%	1,527,000	81%

UDFH LD
	Debt Financing Fees	24,000	2%	62,000	3%
	Loan Servicing Fees	26,000	3%	57,000	3%

Total Expenses		$923,000	100%	$1,884,000	100%

(1)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any Advisory Fees, Acquisition and Origination Fees, debt financing fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the three and nine months ended September 30, 2014.

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

At September 30, 2015, our real estate investments were secured by property located in Texas.

We may invest in multiple secured loans that share a common borrower or group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of September 30, 2015, our largest related group of borrowers comprised approximately 62% of the outstanding balance of our portfolio and 4% of the good faith expected total capital contributions to be raised in the Offering.

Our investments in loans to any one borrower will not exceed an amount greater than 20% of the good faith expected total capital contributions raised in the Offering, and as of September 30, 2015, our largest investment in a loan to any one borrower was equal to 2% of the good faith expected total capital contributions to be raised in the Offering.

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

On July 25, 2014, our Registration Statement covering the Offering of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share was declared effective under the Securities Act. The Offering also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to the DRIP for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. On September 1, 2015, we satisfied the special escrow provisions for the residents of Pennsylvania and began accepting subscriptions from residents of Pennsylvania.

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

As of September 30, 2015, we had issued 2,172,786 common shares of beneficial interest in the Offering in exchange for gross proceeds, including DRIP, of approximately $43.3 million.

We intend to use substantially all of the net proceeds from the Offering to originate, purchase and hold for investment secured loans for the acquisition of land and/or development of parcels of real property into single-family residential lots. We also intend to make direct investments in land acquisitions for development into single-family lots and provide credit enhancements to real estate developers, land bankers and other real estate investors. As of September 30, 2015, our total assets were approximately $55.6 million. For the three and nine months ended September 30, 2015, total interest and non-interest income was approximately $1.4 million and $3.1 million, respectively, and our net loss was approximately $259,000 and $404,000, respectively.

Until required in connection with the funding of loans or other investments, substantially all of the net proceeds of the Offering and, thereafter, our working capital reserves, may be invested in short-term, highly-liquid investments including, but not limited to, government obligations, bank certificates of deposit, short-term debt obligations and interest-bearing accounts.

Our loan portfolio, consisting of notes receivable, grew from approximately $14.6 million as of December 31, 2014, to approximately $45.1 million as of September 30, 2015. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased.

Our cash balances were approximately $2.0 million and $2.6 million as of September 30, 2015 and December 31, 2014, respectively. These balances have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. Interest expense associated with indebtedness was approximately $129,000 and $351,000 for the three and nine months ended September 30, 2015, respectively. We did not incur any interest expense for the three and nine months ended September 30, 2014. The increase in interest expense is a result of a line of credit we obtained in November 2014.

Net loss was approximately $259,000 and $404,000 for the three and nine months ended September 30, 2015, respectively. Net loss per share of beneficial interest was approximately $0.15 and $0.32 for the three and nine months ended September 30, 2015, respectively. Our net income (loss) per share of beneficial interest is calculated based on net income (loss) divided by the weighted average shares of beneficial interest outstanding. Such net income (loss) per share of beneficial interest has fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of September 30, 2015, we had originated 8 loans, none of which have been repaid in full, with maximum loan amounts totaling approximately $132.1 million.

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

As of September 30, 2015, we had entered into 8 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $132.1 million, of which approximately $85.9 million has yet to be funded.

As of September 30, 2015, our largest related group of borrowers comprised approximately 62% of the outstanding balance of our portfolio and 4% of the good faith expected total capital contributions to be raised in the Offering.

Our investments in loans to any one borrower will not exceed an amount greater than 20% of the good faith expected total capital contributions raised in the Offering, and as of September 30, 2015, our largest investment in a loan to any one borrower was equal to 2% of the good faith expected total capital contributions to be raised in the Offering.

As of September 30, 2015, the notes have terms ranging from 24 to 39 months and bear interest at a rate of 13% per annum. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

Location of Real Property Loans and Investments

As of September 30, 2015, 100% of our real property loans and investments are secured by properties located in Texas. The following table summarizes the location of our real property loans and investments as of September 30, 2015:

Location	% of Balance
Dallas, Texas area	69%
Houston, Texas area	31%
Total	100%

Results of Operations

We commenced active operations on October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. On September 1, 2015, we accepted investors residing in Pennsylvania as shareholders when we had received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the three and nine months ended September 30, 2014, the only results presented are for the three and nine months ended September 30, 2015.

Revenues

Interest income for the three and nine months ended September 30, 2015 was approximately $1.3 million and $2.8 million, respectively. Commitment fee income for the three and nine months ended September 30, 2015 was approximately $92,000 and $283,000, respectively.

We accepted our initial public subscribers as shareholders on October 22, 2014, resulting in the Trust having funds available to originate 8 notes receivable.

We expect revenues to increase in 2015 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating real estate investments.

Expenses

Interest expense related to our line of credit totaled approximately $129,000 and $351,000 for the three and nine months ended September 30, 2015, respectively. Interest expense will fluctuate based on the timing of leverage introduced to the Trust as well as the timing of draws and payments on our line of credit.

We pay our Advisor Advisory Fees of 1.5% per annum of our average invested assets, including secured loan assets. Our Advisor will re-allow 70% of the Advisory Fees paid to our Advisor to our Sub-Advisor. The fee is calculated monthly in an amount equal to one-twelfth of 1.5% of the Trust’s average invested assets, including secured loan assets, as of the last day of the immediately preceding month. Advisory fee expense was approximately $46,000 and $102,000 for the three and nine months ended September 30, 2015, respectively. Advisory Fee – related party expense was approximately $108,000 and $238,000 for the three and nine months ended September 30, 2015, respectively, for the re-allowance to our Sub-Advisor. Advisory fee expense (including related party) represents the expense associated with these Advisory Fees.

General and administrative expense for the three and nine months ended September 30, 2015 was approximately $475,000 and $1.1 million, respectively. General and administrative expense consists primarily of legal, consulting and accounting fees, transfer agent fees, insurance expense, Acquisition and Origination Fees and amortization of debt financing costs. We pay our Advisor Entities or affiliates of our Advisor Entities Acquisition and Origination Fees associated with the acquisition and origination of secured loans and other real estate assets. We pay our Advisor 1% of the amount made available to us pursuant to the origination of any line of credit or other debt financing, provided that the Advisor has provided a substantial amount of services as determined by our independent trustees. Our Advisor may re-allow all or a portion of its debt financing fee to our Sub-Advisor. General and administrative expense includes the net portion paid to our Advisor for such expenses.

General and administrative – related parties expense for the three and nine months ended September 30, 2015 was approximately $815,000 and $1.6 million, respectively. General and administrative – related parties expense consists of Acquisition and Origination Fees and amortization of debt financing fees. Acquisition and Origination Fees and debt financing fees re-allowed to our Sub-Advisor are included in general and administrative – related parties expenses. On each anniversary date of the origination of any such line of credit or other debt financing, we pay an additional debt financing fee to our Sub-Advisor of 0.25% of the primary loan amount if such line of credit or other debt financing continues to be outstanding on such date. In addition, general and administrative – related parties expense includes loan servicing fees of approximately $26,000 and $57,000 due to our asset manager for the three and nine months ended September 30, 2015, respectively.

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

Comparison Charts

The chart below summarizes the approximate payments to related parties for the periods indicated:

		For the Nine Months Ended		For the Year Ended
Payee	Purpose	September 30, 2015		December 31, 2014
UDFH GS
	O&O Reimbursement	$660,000	42%	$199,000	41%
	Advisory Fees	211,000	13%	-	-
	Acquisition and Origination Fees	619,000	40%	185,000	38%

UDFH LD
	Debt Financing Fees	25,000	2%	100,000	21%
	Loan Servicing Fees	50,000	3%	-	-

Total Payments		$1,565,000	100%	$484,000	100%

The chart below summarizes the approximate expenses associated with related parties for periods indicated:

Payee	Purpose	For the Three Months Ended September 30, 2015		For the Nine months Ended September 30, 2015
UDFH GS
	Advisory Fees (1)	$108,000	12%	$238,000	13%
	Acquisition and Origination Fees	765,000	83%	1,527,000	81%

UDFH LD
	Debt Financing Fees	24,000	2%	62,000	3%
	Loan Servicing Fees	26,000	3%	57,000	3%

Total Expenses		$923,000	100%	$1,884,000	100%

(1)	Represents Advisory Fees re-allowed to the Sub-Advisor. Amounts paid to Advisor for Advisory Fees are not considered related party and are included within Advisory Fee expense.

We did not incur any Advisory Fees, Acquisition and Origination Fees, debt financing fees and loan servicing fees payable to our Sub-Advisor and its affiliates for the three and nine months ended September 30, 2014.

Cash Flow Analysis

We commenced active operations on October 22, 2014, after we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, our initial public subscribers were accepted as shareholders and the subscription proceeds from such initial public subscribers were released to us from escrow. On April 22, 2015, we accepted investors residing in Washington as shareholders when we had received and accepted subscriptions aggregating $20 million. On September 1, 2015, we accepted investors residing in Pennsylvania as shareholders when we had received and accepted subscriptions aggregating $37.5 million. As there was no operational activity during the nine months ended September 30, 2014, the only results presented are for the nine months ended September 30, 2015.

Cash flows used in operating activities for the nine months ended September 30, 2015 were approximately $1.2 million and primarily comprised net loss, accrued interest receivable and other assets, offset partially by accrued liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2015 were approximately $30.5 million, resulting primarily from originations of notes receivable offset by receipts from notes receivable.

Cash flows provided by financing activities for the nine months ended September 30, 2015 were approximately $31.2 million and primarily comprised funds received from the issuance of common shares of beneficial interest pursuant to the Offering and net borrowings on lines of credit, offset partially by offering costs and shareholder distributions.

Our cash and cash equivalents were approximately $2.0 million and $2.6 million as of September 30, 2015 and December 31, 2014, respectively.

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

We evaluate our portfolio of notes receivable on a loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. Loans are considered impaired and disregarded from FFO calculations when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends and on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on factors described above and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual disposition of the collateral. We have not had any impairment charges and, therefore, no such adjustments to FFO.

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

With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the nine months ended September 30, 2015.

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

The following is a reconciliation of net loss to FFO and MFFO for the nine months ended September 30, 2015:

Funds From Operations	For the Nine Months Ended September 30, 2015
Net loss, as reported	$(404,000)
FFO	(404,000)
Other Adjustments:
Amortization expense	132,000
Provision for loan losses (a)	73,000
Acquisition costs (b)	2,182,000
MFFO (c)	$1,983,000

(a)	With respect to loan loss provisions, management does not include these expenses in our evaluation of the operating performance of our real estate loan portfolio, as we believe these costs will be reflected in our reported results from operations if and when we actually realize a loss on a real estate investment. As many other publicly registered, non-listed REITs exclude such charges in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other publicly registered, non-listed REITs.

(b)	Acquisition and Origination Fees paid to our Advisor Entities or affiliates of our Advisor Entities in connection with the origination of notes receivables are expensed as incurred. Such acquisition-related expenses are paid in cash to our Advisor Entities or affiliates of our Advisor Entities that would otherwise be available to distribute to our shareholders. The origination and acquisition of secured loans, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our shareholders. In the future, if we are not able to raise additional proceeds from the Offering, this could result in us paying Acquisition and Origination Fees and expenses due to our Advisor Entities or affiliates of our Advisor Entities, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, principal repayments, or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Such fees will not be reimbursed by our Advisor Entities or affiliates of our Advisor Entities. Changes in the accounting and reporting promulgations under GAAP (including changes that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) have impacted the reporting of operating income for all industries. Acquisition-related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Management believes that acquisition-related expenses are non-operating and do not affect our long-term operating performance; therefore, excluding acquisition and origination costs from MFFO provides investors with supplemental performance information that is consistent with the performance models used by management, and provides investors with a view of our portfolio over time, independent of direct costs associated with the timing of acquisition activity.

(c)	MFFO would only be comparable to other publicly registered, non-listed REITs that have completed their acquisition activity and have similar operating characteristics to us.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income to net operating income for the nine months ended September 30, 2015:

Net Operating Income	For the Nine Months Ended September 30, 2015
Net loss, as reported	$(404,000)
Add:
Interest expense	351,000
General and administrative expense (1)	2,989,000
Amortization expense (2)	131,000
Less:
Other interest and dividend income	-
Net operating income	$3,067,000

(1)	Includes Advisory Fee, Advisory Fee – related party expense, provision for loan losses expense, general and administrative expense, net of amortization expense and general and administrative – related party expense, net of amortization expense.

(2)	Represents amortization expense associated with capitalized debt financing costs.

For the Nine Months Ended September 30, 2015
Net operating income	$3,067,000
Other interest and dividend income	-
Total interest and non-interest income	$3,067,000

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

We may use debt as a means of providing additional funds for the acquisition or origination of secured loans, acquisition of properties and the diversification of our portfolio. There is no limitation on the amount we may borrow for the purchase or origination of a single secured loan, the purchase of any individual property or other investment. Under our declaration of trust, the maximum aggregate amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent trustees and disclosed in our next quarterly report to shareholders, along with justification for such excess. As of September 30, 2015, our indebtedness has not exceeded 300% of our net assets. In addition to our declaration of trust limitation, our board of trustees has adopted a policy to generally limit our borrowings to 50% of the aggregate fair market value of our assets once we have invested a majority of the net proceeds of the Offering and subsequent offerings, if any, unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2015, we had purchased or entered into 8 note agreements with third parties (none of which were repaid in full) with aggregate, maximum loan amounts of approximately $132.1 million, of which approximately $85.9 million has yet to be funded.

In addition, we have entered into one credit facility, as discussed in Note J to the accompanying consolidated financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of September 30, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line of credit	$11,250,000	$-	$-	$-	$11,250,000
Total	$11,250,000	$-	$-	$-	$11,250,000

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

In addition, we will seek to further mitigate our single-family lot and residential homebuilding market risk by assigning an asset manager to each secured loan or equity investment. This asset manager is responsible for monitoring the progress and performance of the developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our secured loan or equity investment.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2015, we paid distributions of approximately $1.6 million ($1.2 million in cash and $362,000 in our common shares of beneficial interest pursuant to our DRIP), as compared to cash flows used in operations of approximately $1.2 million and FFO of approximately ($404,000). From Inception through September 30, 2015, we paid cumulative distributions of approximately $1.6 million, as compared to cumulative FFO of approximately ($2.2) million. As of September 30, 2015, we had approximately $245,000 of cash distributions declared that were paid subsequent to period end.

The distributions paid for the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our DRIP and the sources of our distributions are reflected in the table below.

	For the Nine Months ended September 30,
	2015		2014
Distributions paid in cash	$1,248,000		$-
Distributions reinvested	362,000		-
Total distributions	$1,610,000		$-
Source of distributions:
Cash from operations	$-	-	$-	-
Proceeds from the Offering	1,610,000	100%	-	-
Total sources	$1,610,000	100%	$-	-

The Secretary of the Commonwealth of Massachusetts has charged our dealer manager with fraudulent casting of shareholder proxy votes on investment programs sponsored by one of our co-sponsors. The inability of our dealer manager to maintain its broker-dealer registration in Massachusetts or any other state could adversely affect our ability to raise proceeds in the Offering.

On November 12, 2015, the Secretary of the Commonwealth of Massachusetts charged our dealer manager with fraudulent casting of shareholder proxy votes on investment programs sponsored by AR Capital, LLC, one of the co-sponsors of the Offering. While the complaint does not relate to us or the Offering, the complaint does seek to revoke our dealer manager’s broker-dealer registration in Massachusetts. If our dealer manager is unable to maintain its registration in Massachusetts or any other state, or if broker-dealers determine to suspend, rescind to refuse to execute soliciting dealer agreements with our dealer manager as a result of this complaint, we may not be able to raise a substantial amount of additional capital in the Offering. If we are not able to raise a substantial amount of additional capital, we may have difficulty in identifying and investing in properties or loans that satisfy our investment objectives. This could also adversely affect our ability to pay regular distributions to shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 25, 2014, our Registration Statement (Registration No. 333-194162), covering the Offering of up to 37,500,000 common shares of beneficial interest to be offered in the Primary Offering at a price of $20 per share, was declared effective under the Securities Act. The Offering also covers up to 13,157,895 common shares of beneficial interest to be issued pursuant to the DRIP for $19 per share. We have the right to reallocate the common shares of beneficial interest registered in the Offering between the Primary Offering and the DRIP. The shares are being offered to investors on a reasonable best efforts basis, which means the dealer manager will use its reasonable best efforts to sell the shares offered, but is not required to sell any specific number or dollar amount of shares and does not have a firm commitment or obligation to purchase any of the offered shares. Until we received and accepted subscriptions for at least $2.5 million, subscription proceeds were placed in an escrow account. On October 22, 2014, we had received subscriptions for the purchase of our shares in excess of $2.5 million, thus satisfying both the general minimum offering amount and the New York minimum offering pursuant to the escrow agreement. As a result, on October 22, 2014, we broke escrow and accepted investors’ subscriptions for, and issued, 132,298 common shares of beneficial interest in the Offering, resulting in gross proceeds of approximately $2.6 million. On April 22, 2015, we satisfied the special escrow provisions for the residents of Washington and began accepting subscriptions from residents of Washington. On September 1, 2015, we satisfied the special escrow provisions for the residents of Pennsylvania and began accepting subscriptions from residents of Pennsylvania.

As of September 30, 2015, the Trust had issued an aggregate of 2,172,786 common shares of beneficial interest pursuant to the Offering, consisting of 2,153,588 common shares of beneficial interest pursuant to the Primary Offering in exchange for gross proceeds of approximately $42.9 million (approximately $37.9 million, net of costs associated with the Offering) and 19,198 common shares of beneficial interest in accordance with our DRIP in exchange for gross proceeds of approximately $365,000. As of September 30, 2015, the Trust had not redeemed any common shares of beneficial interest. Of the offering costs incurred as of September 30, 2015, approximately $859,000 was paid to our Advisor Entities for organization and offering expenses and approximately $4.2 million was paid to non-affiliates for selling commissions, dealer manager fees and other offering fees.

As of September 30, 2015, we used the net proceeds from our Offering and DRIP to originate 8 loans, none of which have been repaid in full by the respective borrower, totaling approximately $132.1 million in loan commitments, approximately $85.9 million of which is yet to be funded.

Unregistered Sales of Equity Securities

We did not have any unregistered sales of securities during the nine months ended September 30, 2015.

Share Repurchase Program

As of September 30, 2015, no repurchase requests have been received and no shares have been repurchased.

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

United Development Funding Income Fund V

Dated: November 13, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer
Principal Executive Officer

Dated: November 13, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-194162, filed on June 6, 2014)

3.2	Bylaws of United Development Funding Income Fund V (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-194162, filed on February 26, 2014)

4.1	Form of Subscription Agreement of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit B to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.2	Distribution Reinvestment Plan of United Development Funding Income Fund V (previously filed in and incorporated by reference to Exhibit C to the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

4.3	Share Repurchase Program (previously filed in and incorporated by reference from the description under “Description of Shares — Share Repurchase Program” in the prospectus dated April 30, 2015 filed pursuant to Rule 424(b)(3), Commission File No. 333-194162, filed on April 30, 2015)

10.1*	Loan Agreement between Prosper 236, LLC and United Development Funding Income Fund V, dated July 15, 2015

10.2*	Loan Agreement among CTMGT Southern Colony 2A, LLC, CTMGT Southern Colony, LLC, CTMGT Houston LLC and United Development Funding Income Fund V, dated September 11, 2015

10.3*	First Loan Modification Agreement among CTMGT Frisco 113, LLC, Centamtar Terras, L.L.C., CTMGT, LLC, Mehrdad Moayedi and United Development Funding Income Fund V, dated September 23, 2015

10.4*	Loan Agreement among FH 295, LLC, Centamtar Terras, L.L.C., CTMGT, LLC, Mehrdad Moayedi and United Development Funding Income Fund V, dated September 29, 2015

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

